Form 10-Q
period 1996-03-31
ARM FINANCIAL GROUP INC
filed 1996-05-15
CIK 910562

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  -----------
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the period ended: March 31, 1996


                        Commission file number: 33-67268
                                  -----------
                           ARM FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                            61-1244251
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     239 S. FIFTH STREET, 12TH FLOOR
         LOUISVILLE, KENTUCKY                            40202
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (502) 582-7900


     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days.  [X]  Yes    [_]   No


     As of March 31, 1996, 23,775 and 1,000 shares of the registrant's
Class A and Class B common stock, respectively, were outstanding, all of which are privately owned and not traded on a public market.
================================================================================

                               TABLE OF CONTENTS

Item                                                                      Page
- - ----                                                                      ----

                         PART I. FINANCIAL INFORMATION


1.        Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets--March 31, 1996
              and December 31, 1995......................................   3
            Condensed Consolidated Statements of Operations--
              Three Months Ended March 31, 1996 and 1995.................   5
            Condensed Consolidated Statements of Cash Flows--
              Three Months Ended March 31, 1996 and 1995.................   6
            Notes to Condensed Consolidated Financial Statements.........   7
2.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  11

                          PART II. OTHER INFORMATION

1.        Legal Proceedings..............................................  19
6.        Exhibits and Reports on Form 8-K...............................  19

          Signatures.....................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  CARRYING AMOUNT              FAIR VALUE
                                              ------------------------  -------------------------
                                              MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,
(In thousands)                                  1996          1995         1996          1995
- - ----------------------------------------------------------------------  -------------------------
                                             (Unaudited)                (Unaudited)
ASSETS
Cash and investments:

 Fixed maturities available-for-sale, at
  fair value (amortized cost: March 31,
  1996-$2,642,375; December 31,
  1995-$2,490,843)                           $2,627,945     $2,547,909  $2,627,945     $2,547,909

 Equity securities, at fair value (cost:
  March 31, 1996-$32,037;
  December 31, 1995-$10,756)                     32,360         11,751      32,360         11,751
 Mortgage loans on real estate                   42,933         43,943      42,933         43,943
 Policy loans                                   119,499        117,528     119,499        117,528
 Cash and cash equivalents                      176,884         76,896     176,884         76,896
                                             -------------------------  -------------------------
Total cash and investments                    2,999,621      2,798,027   2,999,621      2,798,027


Separate account assets                         867,732        809,927     867,732        809,927
Accrued investment income                        35,308         36,382      35,308         36,382
Value of insurance in force                      62,725         51,051     111,386         98,977
Deferred policy acquisition costs                45,930         43,113          --             --
Goodwill                                          8,002          8,124       8,002          8,124
Deferred federal income taxes                    40,481         19,776      46,586         48,642
Other assets                                     24,223         27,180      24,223         27,180
                                             -------------------------  -------------------------

Total assets                                 $4,084,022     $3,793,580  $4,092,858     $3,827,259
                                             =========================  =========================

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                   CARRYING AMOUNT              FAIR VALUE
                                               ------------------------   -------------------------
                                               MARCH 31,   DECEMBER 31,    MARCH 31,   DECEMBER 31,
(In thousands)                                    1996          1995          1996          1995
- - -----------------------------------------------------------------------   -------------------------
                                              (Unaudited)                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Customer deposits                            $2,901,572     $2,708,260   $2,869,614     $2,742,209
 Separate account customer deposits              866,620        808,345      866,620        808,345
 Long-term debt                                   40,000         40,000       40,000         40,000
 Payable for investment securities
   purchased                                      95,757          8,538       95,757          8,538
 Accounts payable and accrued expenses            11,797         15,496       11,797         15,496
 Other liabilities                                14,300         24,950       14,300         24,950
                                               ------------------------   -------------------------
Total liabilities                              3,930,046      3,605,589    3,898,088      3,639,538


Contingencies


Shareholders' equity:
 Preferred stock, $25.00 stated value             50,000         50,000
 Class A common stock, $.01 par value,
  23,775 and 23,770 shares issued,
  respectively                                         *              *
 Class B common stock, $.01 par value,
  1,000 shares issued                                  *              *
 Additional paid-in capital                      124,456        124,425
 Net unrealized gains (losses) on
  available-for sale securities                   (8,813)        28,530
 Retained-earnings deficit                       (11,667)       (14,964)
                                               ------------------------
Total shareholders' equity                       153,976        187,991      194,770        187,721
                                               ------------------------   -------------------------

Total liabilities and shareholders' equity    $4,084,022     $3,793,580   $4,092,858     $3,827,259
                                              =========================   =========================

* Less than $1,000.

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



(In thousands, except per share data)                    1996       1995
- - --------------------------------------------------------------------------
Investment income                                      $ 55,193   $ 39,592
Interest credited on customer deposits                  (41,115)   (30,149)
                                                       -------------------
    Net investment spread                                14,078      9,443

Fee income:
  Variable annuity fees                                   2,362      1,474
  Asset management fees                                   1,515        453
  Other fee income                                          285         83
                                                       -------------------
    Total fee income                                      4,162      2,010

Other income and expenses:
  Surrender charges                                       1,570        566
  Operating expenses                                     (7,357)    (5,132)
  Commissions, net of deferrals                            (653)      (191)
  Interest expense on long-term debt                       (787)      (976)
  Amortization:
    Deferred policy acquisition costs                    (1,687)      (582)
    Value of insurance in force                          (2,057)    (1,005)
    Acquisition-related deferred charges                   (126)    (1,066)
    Goodwill                                               (122)        --
  Other, net                                               (560)      (186)
                                                       -------------------
    Total other income and expenses                     (11,779)    (8,572)

Realized investment losses, net                            (403)    (2,511)
                                                       -------------------
Income before federal income taxes                        6,058        370
Federal income tax expense                               (1,573)      (196)
                                                       -------------------
Net income                                                4,485        174
Dividends on preferred stock                             (1,188)    (1,188)
                                                       -------------------
Net income (loss) applicable to common shareholders    $  3,297   $ (1,014)
                                                       ===================
Net income (loss) per common share                     $ 133.09   $ (67.60)
                                                       ===================
Average common shares outstanding                        24,773     15,000
                                                       ===================

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



(In thousands)                                               1996       1995
- - ------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES               $  36,533   $ 24,882


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
     Purchases                                             (767,864)   (88,389)
     Maturities and redemptions                              46,702     16,343
     Sales                                                  663,577     81,591
Other investments:
     Purchases                                              (23,893)    (5,746)
     Maturities and redemptions                               1,011      1,108
     Sales                                                    2,827         --
Policy loans, net                                            (1,971)    (1,550)
Purchase of separate account assets                         (59,616)   (49,918)
Proceeds from sale of separate account assets                22,272      8,938
                                                          --------------------
Cash flows used in investing activities                    (116,955)   (37,623)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts received from customers                             309,293     58,012
Amounts paid to customers                                  (115,687)   (81,881)
Change in repurchase agreement liability                    (12,008)    16,966
Preferred stock dividends                                    (1,188)    (1,188)
                                                          --------------------
Cash flows provided by (used in) financing activities       180,410     (8,091)
                                                          --------------------
Net change in cash and cash equivalents                      99,988    (20,832)


Cash and cash equivalents at beginning of period             76,896     45,855
                                                          --------------------

Cash and cash equivalents at end of period                $ 176,884   $ 25,023
                                                          ====================

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of those to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1995.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

2.   FAIR VALUE BALANCE SHEETS

     The consolidated balance sheets include a dual presentation of carrying amount and fair value balances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", fixed maturities classified as available-for-sale are reported at fair value in the carrying amount balance sheets; however, corresponding customer deposits are reported at historical values. In contrast, in the fair value balance sheets both assets and liabilities are reported at fair value. As permitted by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the fair value balance sheets are presented as a supplemental disclosure to provide a more meaningful picture of the Company's financial position.

     SFAS No. 107 requires disclosure of fair value information about all financial instruments, including insurance liabilities classified as investment contracts, unless specifically exempted. The accompanying fair value balance sheets reflect fair values for those financial instruments specifically covered by SFAS No. 107, along with fair value amounts for other assets and liabilities for which disclosure is permitted but not required.

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

     The Company's management of interest rate risk reduces its exposure to changing interest rates through a close matching of duration, convexity and cash flow characteristics of both assets and liabilities while maintaining liquidity redundancies. As such, the Company believes that it will have only limited volatility in its "fair value" adjusted shareholders' equity, although volatility cannot be completely eliminated.

     The following methods and assumptions were used in estimating fair values:

Fixed Maturities and Equity Securities

     Fair values for fixed maturities and equity securities are based on quoted market prices, where available. For fixed maturities for which a quoted market price is not available, fair values are estimated using internally calculated estimates or quoted market prices of comparable instruments.

Mortgage Loans on Real Estate

     Pursuant to the terms of the acquisition of certain of the Company's insurance operations, payments of principal and interest on substantially its entire current mortgage loan portfolio are guaranteed by The National Mutual Life Association of Australasia Limited ("National Mutual"). Principal received in excess of statutory book value is to be returned to National Mutual. Accordingly, book value is deemed to be fair value for these mortgage loans.

Policy Loans

     The carrying amount of policy loans approximates their fair value.

Cash and Cash Equivalents and Accrued Investment Income

     The carrying amount of cash and cash equivalents and accrued investment income approximates their fair value given the short-term nature of these assets.

Separate Account Assets and Separate Account Customer Deposits

     Fair value of separate account assets is based on the quoted market prices of the underlying mutual funds for assets invested in variable options. The fair value of separate account assets invested in guaranteed rate options is primarily based on quoted market prices of fixed maturity securities. The fair value of separate account customer deposits is based on the account values of the underlying policies, plus or minus market value adjustments applicable to certain customers who are guaranteed a fixed rate of return.

Goodwill

     The carrying amount of goodwill approximates fair value.

 Deferred Federal Income Taxes

     Deferred federal income tax assets and related valuation allowance were adjusted for federal income tax which may be incurred as a result of the differences between the estimated fair values and carrying amounts of the assets and liabilities.

Customer Deposits and Value of Insurance In Force

     The fair value of customer deposits for structured settlements and immediate annuities is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for structured settlements and immediate annuities represents the fair values of those insurance policies as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily deferred annuities, single premium endowments, and guaranteed investment contracts, represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for accumulation business, including variable annuities, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

Long-Term Debt

     The carrying amount of long-term debt approximates fair value.

Other Assets and Liabilities

     The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

3.   FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax earnings by the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred tax assets.

4.   STATUTORY INFORMATION

     Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with net income reported in the accompanying condensed consolidated statements of operations:


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
(In thousands)                                                                 1996       1995
- - -----------------------------------------------------------------------------------------------
Insurance subsidiaries (statutory-basis)/(1)/                                $ 8,258    $ 6,459
Non-insurance companies/(2)/                                                    (241)      (607)
                                                                             ------------------
          Consolidated statutory-basis pretax operating income                 8,017      5,852

Reconciling items:
   Deferred policy acquisition costs, net of amortization                      3,148      3,492
   Adjustments to customer deposits                                              146     (1,999)
   Adjustments to invested asset carrying values at acquisition date            (158)      (160)
   Amortization of value of insurance in force                                (2,057)    (1,005)
   Amortization of interest maintenance reserve                               (1,112)      (985)
   Amortization of goodwill                                                     (122)        --
   Other                                                                        (488)      (272)
                                                                             ------------------
                            GAAP-basis pretax operating income                 7,374      4,923


Amortization of acquisition-related deferred charges                            (126)    (1,066)
Interest expense on long-term debt                                              (787)      (976)
Realized investment losses, net                                                 (403)    (2,511)
Federal income tax expense                                                    (1,573)      (196)
                                                                             ------------------
                                         GAAP-basis net income               $ 4,485    $   174
                                                                             ==================

- - ----------
     /(1)/ Insurance company general account and separate account statutory-basis pretax income excluding realized gains and losses as reported to insurance regulatory authorities.

     /(2)/ Non-insurance company pretax loss excluding amortization of acquisition-related deferred charges, interest expense on long-term debt, and realized investment gains and losses, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion compares the Company's results of operations for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 include the effects of the business operations of SBM Company ("SBM") acquired effective May 31, 1995. Therefore, current period results of operations are not necessarily comparable with the prior period.

     Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995

     Net income during the first quarter of 1996 was $4.5 million compared to $0.2 million for the first quarter of 1995. The increase in net income is primarily attributable to a $2.5 million increase in pretax operating income and a $2.1 million decrease in realized investment losses, net of related amortization adjustments.

     Operating earnings (net income excluding realized investment gains and losses and related amortization of value of insurance in force and deferred policy acquisition costs, net of taxes) was $3.6 million and $0.6 million for the first quarter of 1996 and 1995, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to on-going asset/liability management and deposit growth from the acquisition of the SBM business operations and internally developed risk-based business. In addition, fee income increased resulting from a growing base of variable annuity deposits and institutional assets under management. Such increases in revenues were partially offset by an increase in operating expenses and amortization expense.

     Net investment spread, which is the difference between income earned on investments and interest credited on customer deposits, increased to $14.1 million in the first quarter of 1996 from $9.4 million in the first quarter of 1995. These amounts reflect the net investment spread of 1.93% and 1.74% in the first quarter of 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on customer deposits. The Company's investment income increased to $55.2 million in the first quarter of 1996 from $39.6 million in the first quarter of 1995. These amounts represent annualized investment yields of 7.55% and 7.81% on average cash and investments of $2.92 billion and $2.03 billion during the first quarter of 1996 and 1995, respectively. The decrease in annualized investment yields on cash and investments primarily relates to significant sales of guaranteed investment contracts ("GICs"), the proceeds of which are invested in securities of shorter duration than many of the Company's other investments. Additionally, a lower overall interest rate environment since the first quarter of 1995 resulted in lower yields on investments from new sales of the Company's other risk-based products.

     Interest credited on customer deposits increased to $41.1 million in the first quarter of 1996 from $30.1 million in the first quarter of 1995. These amounts represent annualized average rates of interest credited on customer deposits of 5.62% and 6.07% on average customer deposits of $2.92 billion and $1.99 billion during the first quarter of 1996 and 1995, respectively. The decrease in annualized average rates of interest credited on customer deposits reflects lower renewal rates declared during 1995 as a result of the lower overall interest rate environment throughout 1995, as well as the addition of guaranteed investment contract deposits during the last half of 1995 and through March 31, 1996.

     Fee income, primarily variable annuity and asset management fees, increased to $4.2 million in the first quarter of 1996 from $2.0 million in the first quarter of 1995. This increase is in part attributable to variable annuity fees which are based on the market value of assets supporting the mutual fund options of variable annuity customer deposits in separate accounts. Variable annuity fees increased to $2.4 million in the first quarter of 1996 from $1.5 million in the first quarter of 1995 principally due to asset growth from the receipt of variable annuity deposits and from increased market values. In addition, asset management fees earned by ARM Capital Advisors, Inc. ("ARM Capital Advisors") on off-balance sheet assets in private accounts and mutual funds increased to $1.5 million in the first quarter of 1996 from $0.5 million in the first quarter of 1995, reflecting a significant increase in the average fair value of off-balance sheet assets managed, from $0.8 billion during the first quarter of 1995 to $1.7 billion in the first quarter of 1996.

     The Company classifies its products and services as either risk-based or fee-based and manages these two distinct lines of business separately. The products and services comprising the risk-based and fee-based lines of business are sold through two principal distribution channels: retail and institutional. In the risk-based line of business the Company earns a spread between what is earned on invested assets and what is credited to customer accounts. In the fee-based line of business the Company receives a fee for managing customers' deposits.

     Customer deposits and funds under management by line of business as of March 31, 1996 and December 31, 1995 were as follows:


                                                                                     1996                          1995
                                                                           -------------------------------------------------------
                                                                                         PERCENTAGE                    PERCENTAGE
(Dollars in millions)                                                       AMOUNT        OF TOTAL        AMOUNT        OF TOTAL
- - ----------------------------------------------------------------------------------------------------------------------------------
Risk-based:
  Retail (fixed annuity, guaranteed rate option and face
   amount certificate deposits)                                           $  2,662.7         44%         $ 2,716.2          50%
  Institutional (guaranteed investment contract deposits)                      383.3          7              143.2           3
                                                                          ----------------------------------------------------
      Total risk-based                                                       3,046.0         51            2,859.4          53
Fee-based:
    Retail (mutual fund options of variable annuity deposits
     and off-balance sheet mutual fund assets)                                 914.0         15              845.7          16
    Institutional (off-balance sheet assets managed in
     private accounts and deposits under
     marketing partnerships)                                                 1,989.3         33            1,598.0          29
                                                                          ----------------------------------------------------
      Total fee-based                                                        2,903.3         48            2,443.7          45
Corporate and other (primarily cash and
 investments in excess of customer deposits)                                    52.8          1              101.0           2
                                                                          ----------------------------------------------------

Total customer deposits and funds under management                        $  6,002.1        100%         $ 5,404.1         100%
                                                                          ====================================================

     The increase in risk-based deposits was attributable to sales of GICs. The increase in the fee-based line of business is primarily attributable to deposits under new investment management and investment advisory contracts managed by ARM Capital Advisors. The Company continues to develop its fee-based line of business, as reflected in its growth as a percentage of total customer deposits and funds under management. Additionally, the Company has diversified and expanded in terms of products and services offered and the distribution channels through which such products and services are marketed.

     Sales for risk-based business include premiums and deposits received under products issued by the Company's insurance and face-amount certificate subsidiaries. Sales for fee-based business represent premiums and deposits for the mutual fund options of variable annuity products issued by the Company's insurance subsidiaries, the amount of new off-balance sheet assets which are managed by ARM Capital Advisors, and off-balance sheet deposits with the State Bond group of mutual funds. Sales by line of business and distribution channel for the three months ended March 31, 1996 and 1995 were as follows:



(In millions)                          1996    1995
- - ----------------------------------------------------

Retail
          Risk-based                  $ 11.9  $ 30.1
          Fee-based                     60.8    27.0
                                      --------------
               Total retail             72.7    57.1

Institutional
          Risk-based                   239.6      --
          Fee-based                    429.8    56.5
                                      --------------
               Total institutional     669.4    56.5
                                      --------------

Total sales                           $742.1  $113.6
                                      ==============

     The increase in retail sales is primarily attributable to sales of fee-based mutual fund options of variable annuities. This increase was somewhat offset by lower retail sales of risk-based fixed annuity products due to greater industry-wide competition from banks and other financial services institutions for savings products primarily as a result of a U.S. Treasury yield curve that was flatter during the first quarter of 1996 relative to the first quarter of 1995. A flattened yield curve tends to weaken sales of risk-based retail products due to increased competition from bank certificates of deposit and money market fund offerings. However, the same flattened yield curve benefited sales of risk-based institutional products (i.e., GICs), which accumulate interest based on short-term rates. The Company's GIC business is issued mainly through a marketing partnership with another insurance company. The increase in fee-based institutional sales is primarily attributable to deposits in private accounts by new customers of ARM Capital Advisors. The retail and institutional sales results during contrasting interest rate environments during the first quarters of 1995 and 1996 demonstrate the benefits the Company has derived from diversification of products and services and distribution.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $88.3 million in the first quarter of 1996 compared to $65.5 million in the first quarter of 1995. This increase is associated with the fixed annuity business acquired with the SBM companies. The increase in net surrenders resulted in an increase in surrender charge income to $1.6 million in the first quarter of 1996 from $0.6 million in the first quarter of 1995. Policies issued by the Company's insurance subsidiaries include lapse protection provisions that provide a cushion against excess surrenders when interest rates rise. These provisions include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the first quarters of 1995 and 1996 was expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. During the third quarter of 1994, and continuing to-date, the Company began implementing programs designed to reduce surrender activity. These programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and describe other product offerings available.

     Operating expenses increased to $7.4 million in the first quarter of 1996 from $5.1 million in the first quarter of 1995. The increase is primarily attributable to incremental expenses incurred in connection with the operations of the acquired SBM business operations, as well as the expansion of distribution channels.

     Amortization of value of insurance in force increased to $2.1 million in the first quarter of 1996 from $1.0 million in the first quarter of 1995 reflecting amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $0.1 million in the first quarter of 1996 compared to $1.1 million in the first quarter of 1995. The decrease is primarily attributable to the accelerated amortization during the third quarter of 1995 of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management evaluated and determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     Realized investment gains were $0.9 million (a $0.3 million loss, net of related amortization and tax) in the first quarter of 1996 compared to realized investment losses of $2.5 million ($1.6 million, net of tax) in the first quarter of 1995. Such realized investment gains and losses were primarily interest-rate related and attributable to the on-going management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The on-going management of securities is a significant component of the Company's asset/liability management strategy. The on-going portfolio management process involves evaluating the various asset sectors and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings in relatively overvalued sectors to undervalued ones with the aim of improving cash flows. The Company's goal is to accomplish this repositioning without materially changing the overall credit, asset duration and convexity characteristics of its portfolios.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risks. Fixed maturities at March 31, 1996 totaled $2.6 billion, compared with $2.5 billion at December 31, 1995 (at amortized cost), representing approximately 87% and 90%, respectively, of total cash and investments. The increase primarily resulted from sales of GICs. Fixed maturities were 91.6% and 92.3% investment grade as of March 31, 1996 and December 31, 1995, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation of BBB- or above. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represent less than 1% of cash and investments as of March 31, 1996. As of March 31, 1996, the book value of securities in the Company's investment portfolios which had defaulted on principal or interest payments was zero.

     The Company's fixed maturities portfolio as of March 31, 1996 and December 31, 1995 (at amortized cost) is detailed as follows:


                                                                                       1996                     1995
                                                                                 --------------------------------------------
                                                                                           PERCENT OF              PERCENT OF
(Dollars in millions)                                                            AMOUNT      TOTAL        AMOUNT      TOTAL
- - -----------------------------------------------------------------------------------------------------------------------------
Corporate securities                                                           $1,008.3       38%        $  951.9      38%
U.S. Treasury securities and obligations of U.S.
 government agencies                                                              118.9        4            248.8      10
Other government securities                                                        95.6        4             90.5       3
Asset-backed securities                                                           242.5        9            150.7       6
Mortgage-backed securities ("MBSs"):
  Agency pass-throughs                                                            116.6        4            153.5       6
  Collateralized mortgage obligations ("CMOs"):
     Agency                                                                       438.9       17            500.5      20
     Non-agency                                                                   603.9       23            394.1      16
     Principal only and residual                                                   17.7        1              0.8       1
                                                                               ----------------------------------------------

Total fixed maturities                                                         $2,642.4      100%        $2,490.8     100%
                                                                               ==============================================

     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro rata share of principal return in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated in light of collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

     MBSs are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. Securities that have an amortized cost that is greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields is partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. Although the interest rate environment has experienced significant volatility during 1995 and the first quarter of 1996, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     As of January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related value of insurance in force and deferred policy acquisition cost amortization and deferred income taxes, are charged or credited directly to shareholders' equity.

     The decline in rates during 1995 and subsequent rise in interest rates during the first quarter of 1996 resulted in unrealized losses on available-for-sale securities which totaled $8.8 million (net of $0.6 million of related amortization and $4.7 million in deferred income taxes) at March 31, 1996, compared to unrealized gains of $28.5 million (net of $14.2 million of related amortization and $15.4 million in deferred income taxes) at December 31, 1995. This change in net unrealized gains and losses on available-for-sale securities for the three months ended March 31, 1996 resulted in a decrease in shareholders' equity of $37.3 million. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115 which requires some assets to be carried at fair value while other assets are carried at historical cost and all liabilities are carried at historical values. At March 31, 1996 and December 31, 1995, shareholders' equity before the effects of SFAS No. 115 was $162.8 million and $159.5 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity but does not reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the rise in interest rates during 1996 did not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to fair values.

     Mortgage loans on real estate represented 1.4% and 1.6% of total cash and investments at March 31, 1996 and December 31, 1995, respectively. Pursuant to the terms of the acquisition of certain of the Company's insurance operations, National Mutual has indemnified principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at March 31, 1996. In support of its indemnification obligations, National Mutual placed $23.0 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

     Separate account assets at March 31, 1996 totaled $867.7 million, compared to $809.9 million at December 31, 1995. The $57.8 million increase primarily resulted from sales of mutual fund options of variable annuity contracts.

LIQUIDITY AND FINANCIAL RESOURCES

Holding Company Operations

     The Company's principal need for liquidity consists of debt service obligations under its bank financing agreement, dividend payments on its preferred stock and operating expenses not absorbed by management fees charged to its subsidiaries. The Company is dependent on dividends or other distributions from its insurance subsidiaries and fee income generated by ARM Capital Advisors, its asset management subsidiary, and other non-insurance operations to meet on-going cash needs, including amounts required to pay dividends on its preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. In March 1996, the Company received dividends of $6.0 million from Integrity Life Insurance Company. The amount remaining in 1996 that the Company's insurance subsidiaries can transfer in the form of dividends to the holding company is limited to $11.6 million. The Company had cash and unaffiliated investments of $6.2 million at March 31, 1996. In addition, $20.0 million was available on unused bank lines of credit at March 31, 1996.

Insurance Subsidiaries Operations

     The liquidity requirements of the Company's insurance subsidiaries relate to their payment of benefits, withdrawals and loans associated with the various long-term savings and retirement products as well as for commissions and operating expenses. The principal sources for such liquidity are investment income and proceeds from maturities and redemptions of investments.

     The Company develops cash flow projections under a variety of interest rate scenarios developed by the Company. Asset portfolios are structured so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals, and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements (with the projected cash inflows and liquid assets being approximately double the expected cash outflows) without exposure to realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents, high-grade floating-rate securities and bank lines of credit of both the Company and its insurance subsidiaries.

     During the quarters ended March 31, 1996 and 1995, the Company met its liquidity needs entirely by cash flows from operating activities. At March 31, 1996, cash and cash equivalents totaled $176.9 million compared to $76.9 million at December 31, 1995. Cash and cash equivalents at March 31, 1996 includes approximately $96 million of cash in course of settlement related to securities purchased. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     Cash flows of $36.5 million and $24.9 million were generated from operating activities during the quarters ended March 31, 1996 and 1995, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, redemptions and maturities of investments generated $714.1 million and $99.0 million in cash flows during quarters ended March 31, 1996 and 1995, respectively, which were offset by purchases of investments of $791.8 million and $94.1 million, respectively. Purchases and sales of investments during the first quarter of 1996 reflect the Company's on-going management of its fixed maturity investments which have increased in size, due to the acquisition of the SBM businesses, from the first quarter of 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings. The Company's subsidiaries are currently involved only in routine legal and administrative proceedings incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.


     Exhibits

     27      Financial Data Schedule (electronic filing only).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1996.

                                       ARM FINANCIAL GROUP, INC.



                                       By:  /s/ EDWARD L. ZEMAN
                                           -------------------------------
                                           Edward L. Zeman
                                           Executive Vice President-Chief
                                           Financial Officer
                                           (Principal Financial Officer)


                                       By: /s/ BARRY G. WARD
                                          ------------------------------------
                                           Barry G. Ward
                                           Controller (Principal Accounting
                                           Officer)