Form 10-Q
period 1996-06-30
ARM FINANCIAL GROUP INC
filed 1996-08-13
CIK 910562

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


                      For the period ended: June 30, 1996


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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days.                    [X] Yes   [ ] No

     As of June 30, 1996, 23,775 and 1,000 shares of the registrant's Class A and Class B common stock, respectively, were outstanding, all of which are privately owned and not traded on a public market.

================================================================================

                          Exhibit Index is on page 26

                               TABLE OF CONTENTS

Item                                                                   Page
- ----                                                                   ----

                        PART I.  FINANCIAL INFORMATION
1. Financial Statements (Unaudited)
    Condensed Consolidated Balance Sheets--June 30, 1996
     and December 31, 1995............................................   3
    Condensed Consolidated Statements of Operations--
     Six and Three Months Ended June 30, 1996 and 1995................   5
    Condensed Consolidated Statements of Cash Flows--
     Six Months Ended June 30, 1996 and 1995..........................   6
    Notes to Condensed Consolidated Financial Statements..............   7
2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations...............................  11

                          PART II. OTHER INFORMATION

1. Legal Proceedings..................................................  24
6. Exhibits and Reports on Form 8-K...................................  24

   Signatures.........................................................  25
   Exhibit Index......................................................  26

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                CARRYING AMOUNT               FAIR VALUE
                                           --------------------------  -------------------------
                                             JUNE 30,    DECEMBER 31,   JUNE 30,    DECEMBER 31,
(In thousands)                                 1996          1995         1996          1995
- ---------------------------------------------------------------------  -------------------------
                                            (Unaudited)                (Unaudited)
ASSETS
Cash and investments:
 Fixed maturities available-for-sale, at
  fair value (amortized cost: June 30,
  1996-$2,854,061; December 31,
  1995-$2,490,843)                          $2,812,843     $2,547,909  $2,812,843     $2,547,909

 Equity securities, at fair value (cost:
  June 30, 1996-$16,345;
  December 31, 1995-$10,756)                    16,331         11,751      16,331         11,751
 Mortgage loans on real estate                  41,593         43,943      41,593         43,943
 Policy loans                                  120,315        117,528     120,315        117,528
 Cash and cash equivalents                      57,489         76,896      57,489         76,896
                                           --------------------------  -------------------------
Total cash and investments                   3,048,571      2,798,027   3,048,571      2,798,027


Assets held in separate accounts               954,964        809,927     954,964        809,927
Accrued investment income                       35,513         36,382      35,513         36,382
Value of insurance in force                     66,165         51,051     118,715         98,977
Deferred policy acquisition costs               50,947         43,113          --             --
Goodwill                                         7,880          8,124       7,880          8,124
Deferred federal income taxes                   46,845         19,776      44,599         48,642
Other assets                                    24,033         27,180      24,033         27,180
                                           --------------------------  -------------------------

 Total assets                               $4,234,918     $3,793,580  $4,234,275     $3,827,259
                                           ==========================  =========================

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                   CARRYING AMOUNT               FAIR VALUE
                                             --------------------------   -------------------------
                                               JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,
(In thousands)                                   1996          1995          1996          1995
- -----------------------------------------------------------------------   -------------------------
                                              (Unaudited)                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Customer deposits                            $3,062,628     $2,708,260   $3,007,618     $2,742,209
 Customer deposits in separate accounts          949,052        808,345      949,052        808,345
 Long-term debt                                   40,000         40,000       40,000         40,000
 Payable for investment securities
 purchased                                        12,856          8,538       12,856          8,538
 Accounts payable and accrued expenses            11,699         15,496       11,699         15,496
 Other liabilities                                12,788         24,950       12,788         24,950
                                             --------------------------   -------------------------
Total liabilities                              4,089,023      3,605,589    4,034,013      3,639,538

Contingencies

Shareholders' equity:
 Preferred stock, $25.00 stated value             50,000         50,000
 Class A common stock, $.01 par value,
  23,775 and 23,770 shares issued,
  respectively                                         *              *

 Class B common stock, $.01 par value,
  1,000 shares issued                                  *              *

 Additional paid-in capital                      124,456        124,425
 Net unrealized gains (losses) on
  available-for-sale securities                  (21,709)        28,530

 Retained-earnings deficit                        (6,852)       (14,964)
                                             --------------------------
Total shareholders' equity                       145,895        187,991      200,262        187,721
                                             --------------------------   -------------------------

Total liabilities and shareholders' equity    $4,234,918     $3,793,580   $4,234,275     $3,827,259
                                             ==========================   =========================

* Less than $1,000.

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     SIX MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)         1996          1995         1996             1995
- ------------------------------------------------------------------------------   ---------------------------

Investment income                                   $   117,863     $  84,963    $   62,670      $   45,371

Interest credited on customer deposits                  (86,012)      (64,282)      (44,897)        (34,133)
                                                    ---------------------------  ---------------------------
     Net investment spread                               31,851        20,681        17,773          11,238


Fee income:

  Variable annuity fees                                   5,024         3,158         2,662           1,684

  Asset management fees                                   2,711         1,131         1,196             678

  Other fee income                                          628           228           343             145
                                                    --------------------------   ---------------------------
    Total fee income                                      8,363         4,517         4,201           2,507

Other income and expenses:

  Surrender charges                                       2,890         1,115         1,320             549

  Operating expenses                                    (15,187)      (10,369)       (7,830)         (5,237)

  Commissions, net of deferrals                          (1,197)         (490)         (653)           (299)

  Interest expense on long-term debt                     (1,531)       (1,673)         (744)           (697)

  Amortization:

    Deferred policy acquisition costs                    (3,105)       (1,291)       (1,418)           (709)

    Value of insurance in force                          (4,481)       (2,486)       (2,424)         (1,481)

    Acquisition-related deferred charges                   (251)       (2,444)         (125)         (1,378)

    Goodwill                                               (244)          (47)         (122)            (47)

  Other, net                                             (2,640)         (410)       (1,971)           (224)
                                                    --------------------------   ---------------------------
    Total other income and expenses                     (25,746)      (18,095)      (13,967)         (9,523)

Realized investment gains (losses)                       (1,217)        2,694          (814)          5,205
                                                    --------------------------   ---------------------------
Income before federal income taxes                       13,251         9,797         7,193           9,427

Federal income tax expense                               (2,763)       (4,938)       (1,190)         (4,742)
                                                    --------------------------   ---------------------------

Net income                                               10,488         4,859         6,003           4,685


Dividends on preferred stock                             (2,376)       (2,376)       (1,188)         (1,188)
                                                    --------------------------   ---------------------------


Net income applicable to common shareholders        $     8,112     $   2,483    $    4,815      $    3,497
                                                    ==========================   ==========================


Net income per common share                         $    327.44     $  149.33    $   194.35      $   191.54
                                                    ==========================   ===========================


Average common shares outstanding                        24,774        16,628        24,775          18,257
                                                    ==========================   ===========================

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



(In thousands)                                                        1996         1995
- -------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                       $    88,554   $  55,456

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
  Purchases                                                        (1,526,142)   (704,791)
  Maturities and redemptions                                          118,596      45,315
  Sales                                                             1,044,921     622,198
Other investments:
  Purchases                                                           (33,153)     (5,133)
  Maturities and redemptions                                            2,351      18,513
  Sales                                                                27,394          --
Policy loans, net                                                      (2,787)     (2,633)
Purchase of assets held in separate accounts                         (132,932)   (101,912)
Proceeds from sale of assets held in separate accounts                 40,272      18,127
Cash and cash equivalents acquired in excess of purchase price
 paid for substantially all assets of SBM Company                          --      36,490
                                                                  =========================
Cash flows used in investing activities                              (461,480)    (73,826)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     --      63,505
Stock issuance costs                                                       --      (2,000)
Amounts received from customers                                       597,998     155,368
Amounts paid to customers                                            (230,095)   (188,105)
Increase (decrease) in repurchase agreement liability                 (12,008)     24,007
Preferred stock dividends                                              (2,376)     (2,376)
                                                                  -------------------------
Cash flows provided by financing activities                           353,519      50,399
                                                                  -------------------------
Net change in cash and cash equivalents                               (19,407)     32,029


Cash and cash equivalents at beginning of period                       76,896      45,855
                                                                  -------------------------
Cash and cash equivalents at end of period                        $    57,489   $  77,884
                                                                  =========================

See accompanying notes.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 1996 are not necessarily indicative of those to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1995.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

2.   FAIR VALUE BALANCE SHEETS

     The consolidated balance sheets include a dual presentation of carrying amount and fair value balances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," fixed maturities classified as available-for-sale are reported at fair value in the carrying amount balance sheets; however, corresponding customer deposits are reported at historical values. In contrast, in the fair value balance sheets both assets and liabilities are reported at fair value. As permitted by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the fair value balance sheets are presented as a supplemental disclosure to provide a more meaningful picture of the Company's financial position.

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

     The Company seeks to reduce its exposure to changing interest rates through the management of duration, convexity and cash flow characteristics of both assets and liabilities while maintaining liquidity redundancies (i.e., sources of liquidity in excess of projected liquidity needs). As a result, fair values of the Company's assets and liabilities will tend to respond similarly to changes in interest rates. Consequently, the Company believes that it will have only limited volatility in its "fair value" adjusted shareholders' equity, although volatility cannot be completely eliminated.

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

Assets Held in Separate Accounts and Customer Deposits in Separate Accounts

     Fair value of assets held in separate accounts is based on the quoted market prices of the underlying mutual funds for assets invested in variable options. The fair value of assets held in separate accounts invested in guaranteed rate options is primarily based on quoted market prices of fixed maturity securities. The fair value of customer deposits in separate accounts is based on the account values of the underlying policies, plus or minus market value adjustments applicable to certain customers who are guaranteed a fixed rate of return.

Goodwill

     The carrying amount of goodwill approximates fair value.

 Deferred Federal Income Taxes

     The deferred federal income tax asset and related valuation allowance were adjusted for federal income tax which may be incurred as a result of the differences between the estimated fair values and carrying amounts of the assets and liabilities.

Customer Deposits and Value of Insurance In Force

     The fair value of customer deposits for structured settlements and immediate annuities is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for structured settlements and immediate annuities represents the fair values of those insurance policies as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily deferred annuities, single premium endowments, and guaranteed investment contracts ("GICs"), represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for all customer deposits, excluding those related to structured settlements and immediate annuities, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

Long-Term Debt

     The carrying amount of long-term debt approximates fair value.

Other Assets and Liabilities

     The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

3.   FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax earnings by the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets.

4.   STATUTORY INFORMATION

     Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with net income reported in the accompanying condensed consolidated statements of operations:


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       -----------------
(In thousands)                                                           1996      1995
- ----------------------------------------------------------------------------------------
Insurance subsidiaries (statutory-basis)/(1)/                          $18,680   $14,116
Non-insurance companies/(2)/                                              (608)     (628)
                                                                       -----------------
    Consolidated statutory-basis pretax operating income                18,072    13,488

Reconciling items:
  Deferral of policy acquisition costs, net of amortization              7,071     7,304
  Adjustments to customer deposits                                        (329)   (4,137)
  Adjustments to invested asset carrying values at acquisition date       (435)     (247)
  Amortization of value of insurance in force                           (4,481)   (2,486)
  Amortization of interest maintenance reserve                          (2,165)   (2,070)
  Amortization of goodwill                                                (244)      (47)
  Amortization of acquisition-related deferred charges                    (251)   (2,444)
  Interest expense on long-term debt                                    (1,531)   (1,673)
  Realized investment gains (losses)                                    (1,217)    2,694
  Federal income tax expense                                            (2,763)   (4,938)
  Other                                                                 (1,239)     (585)
                                                                      ------------------

    Consolidated GAAP-basis net income                                 $10,488   $ 4,859
                                                                       =================

- -------------------------------

     /(1)/ Insurance company general account and separate account statutory-basis pretax income excluding realized gains and losses as reported to insurance regulatory authorities.

     /(2)/ Non-insurance company pretax loss excluding amortization of acquisition-related deferred charges, interest expense on long-term debt and realized investment gains and losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the asset accumulation business, providing retail and institutional customers with products designed to serve the growing retirement and long-term savings markets as well as providing other asset management services. At June 30, 1996, the Company had approximately $6.6 billion of assets under management.

     The Company's revenues are derived from its spread-based business and its fee-based business. The products and services of the spread-based and fee-based businesses are sold in two principal markets, the retail and institutional markets. In the spread-based line of business the Company earns a spread between what it earns on invested assets and what it credits to customer accounts. In the fee-based line of business the Company receives a fee for managing customers' deposits.

     The following discussion compares the Company's results of operations for the six and three months ended June 30, 1996 and 1995. As the Company acquired substantially all the assets and business operations of SBM Company ("SBM") effective May 31, 1995, the results of operations for the six and three months ended June 30, 1996 include the acquired SBM operations for the entire period. Results of operations for the six and three months ended June 30, 1995 include only one month of earnings related to acquired SBM operations. Therefore, results of the current periods are not completely comparable with results of the prior corresponding periods.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

     Net income during the six months ended June 30, 1996 was $10.5 million compared to $4.9 million for the six months ended June 30, 1995. Operating earnings (net income applicable to common shareholders excluding realized investment gains and losses net of taxes) were $8.9 million and $0.7 million for the six months ended June 30, 1996 and 1995, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to ongoing asset/liability management and deposit growth from the acquisition of the SBM business operations and, to a lesser extent, additional sales of spread-based products. In addition, fee income increased as a result of a growing base of variable annuity deposits and institutional assets under management. Such increases in revenues were partially offset by increases in operating and amortization expenses.

     Annualized spread-based operating earnings were 1.01% and 0.92% of average spread-based assets under management of $3.05 billion and $2.13 billion during the six months ended June 30, 1996 and 1995, respectively. This increase in spread-based margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Annualized fee-based operating earnings were 0.18% and 0.20% of average fee-based assets under management of $2.92 billion and $1.54 billion during the six months ended June 30, 1996 and 1995, respectively.

Fee-based margins for the 1996 period were essentially flat compared to the prior period resulting from a relatively consistent mix of variable annuity deposits and other assets under management which generate fee income.

     Net investment spread, which is the difference between income earned on investments and interest credited on customer deposits, increased to $31.9 million during the six months ended June 30, 1996 from $20.7 million during the six months ended June 30, 1995. These amounts reflect the net investment spread of 2.05% and 1.85% during the six months ended June 30, 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on customer deposits. The Company's investment income increased to $117.9 million during the six months ended June 30, 1996 from $85.0 million during the six months ended June 30, 1995. These amounts represent annualized investment yields of 7.70% and 7.89% on average cash and investments of $3.06 billion and $2.15 billion during the six months ended June 30, 1996 and 1995, respectively. The decrease in annualized investment yields on cash and investments primarily relates to a significant increase in sales of GICs, the proceeds of which are invested in securities of shorter duration (which generally have lower investment yields) than many of the Company's other investments.

     Interest credited on customer deposits increased to $86.0 million during the six months ended June 30, 1996 from $64.3 million during the six months ended June 30, 1995. These amounts represent annualized average rates of interest credited on customer deposits of 5.65% and 6.04% on average customer deposits of $3.04 billion and $2.13 billion during the six months ended June 30, 1996 and 1995, respectively. The decrease in annualized average rates of interest credited on customer deposits resulted from the Company's decision to reset crediting rates during the second half of 1995 consistent with an overall declining interest rate environment during that period.

     Fee income increased to $8.4 million during the six months ended June 30, 1996 from $4.5 million during the six months ended June 30, 1995. This increase is in part attributable to variable annuity fees which are based on the market value of assets supporting the mutual fund options of variable annuity customer deposits in separate accounts. Variable annuity fees increased to $5.0 million during the six months ended June 30, 1996 from $3.2 million during the six months ended June 30, 1995 principally due to asset growth from the receipt of variable annuity deposits and, to a lesser extent, from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits increased to $749.2 million at June 30, 1996 from $477.6 million at June 30, 1995. In addition, asset management fees earned by ARM Capital Advisors, Inc. ("ARM Capital Advisors") on off-balance sheet assets in private accounts increased to $2.7 million during the six months ended June 30, 1996 from $1.1 million during the six months ended June 30, 1995. This increase in asset management fees reflects a significant increase in the average fair value of off-balance sheet assets managed due to sales. The average fair value of off-balance sheet assets managed by the Company was $1.9 billion during the six months ended June 30, 1996 compared to $1.1 billion during the six months ended June 30, 1995.

     Assets under management by type of product and service as of June 30, 1996 and December 31, 1995 were as follows:

                                                                          JUNE 30, 1996       DECEMBER 31, 1995
                                                                    --------------------------------------------------
                                                                               PERCENT OF                PERCENT OF
(Dollars in millions)                                                 AMOUNT     TOTAL       AMOUNT        TOTAL
- ----------------------------------------------------------------------------------------------------------------------
Spread-based:
  Retail (fixed annuity, guaranteed rate option and face-
   amount certificate deposits)                                      $2,634.8     40%        $2,716.2       50%
  Institutional (GIC deposits)                                          586.0      9            143.2        3
                                                                     -------------------------------------------------
        Total spread-based                                            3,220.8     49          2,859.4       53
Fee-based:
  Retail (mutual fund options of variable annuity deposits
    and off-balance sheet mutual fund assets managed)                   984.1     15            845.7       16
  Institutional (off-balance sheet assets managed in
    private accounts and deposits under marketing
    partnerships)                                                     2,358.2     35          1,598.0       29
                                                                     -------------------------------------------------
        Total fee-based                                               3,342.3     50          2,443.7       45
Corporate and other (primarily cash and investments in
  excess of customer deposits)                                           55.7      1            101.0        2
                                                                     -------------------------------------------------

Total assets under management                                        $6,618.8    100%        $5,404.1      100%
                                                                     =================================================

     The increase in spread-based deposits was attributable to sales of GICs to institutional customers. The increase in the fee-based line of business is primarily attributable to deposits under new investment management contracts managed by ARM Capital Advisors. The Company continues to develop its fee-based line of business, as reflected in its growth as a percentage of total assets under management and, additionally, to diversify its spread-based and fee-based products and services and expand their associated channels of distribution.

     Sales for spread-based products include premiums and deposits received under products issued by the Company's insurance and face-amount certificate subsidiaries. Sales for fee-based products and services include premiums and deposits for the mutual fund options of variable annuity products issued by the Company's insurance subsidiaries and the amount of new off-balance sheet assets managed by ARM Capital Advisors.

     Sales by market and type of business for the six months ended June 30, 1996 and 1995 were as follows:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                     -------------------
(In millions)                                           1996     1995
- ------------------------------------------------------------------------
Retail:
 Spread-based                                        $    31.2   $  64.0
 Fee-based                                               127.5      65.4
                                                     -------------------
   Total retail                                          158.7     129.4
Institutional:
 Spread-based                                            441.3      25.0
 Fee-based                                               822.5     350.6
                                                     -------------------
   Total institutional                                 1,263.8     375.6
                                                     -------------------
Total sales                                          $ 1,422.5   $ 505.0
                                                     ===================

     The increase in retail sales is attributable to sales of fee-based mutual fund options of variable annuities due, in part, to the continuing strong stock market returns during the first half of 1996 and marketing efforts. This increase was somewhat offset by lower retail sales of spread-based fixed annuity products due to greater industry-wide competition from banks and other financial services institutions for savings products primarily as a result of a U.S. Treasury yield curve that was generally flatter during the first half of 1996 relative to the first half of 1995. A flattened yield curve tends to weaken sales of retail spread-based products due to increased competition from short-term instruments such as bank certificates of deposit and money market funds because the difference between short-term and intermediate-term market interest rates decreases. The Company believes that the recent steepening of the yield curve during the second quarter of 1996 may stimulate the demand for retail spread-based fixed annuity products in the future. Expanded distribution channels developed by the Company benefited sales of institutional spread-based products (i.e., GICs), which accumulate interest based on short-term rates. The Company's GIC products are issued mainly through a marketing partnership with another insurance company. The increase in institutional fee-based sales is primarily attributable to deposits in private accounts by new customers of ARM Capital Advisors. The Company's strategy is to broaden its mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $173.5 million and $153.4 million during the six months ended June 30, 1996 and 1995, respectively. Of these amounts, $54.4 million and $8.0 million, respectively, can be attributed to business acquired from SBM, primarily fixed annuities. Surrender charge income increased to $2.9 million during the six months ended June 30, 1996 from $1.1 million during the six months ended June 30, 1995, due to higher average surrender charges associated with SBM products compared to other products of the Company's insurance subsidiaries and to the overall increase in the volume of surrenders. Policies issued by the Company's insurance subsidiaries include lapse protection provisions that provide a deterrent against surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the six months ended June 30, 1995 and 1996 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. During the third quarter of 1994, and continuing to-date, the Company began implementing programs designed to reduce surrender activity and improve persistency. During the six months ended June 30, 1996 and 1995, through one such program, $9.6 million and $9.8 million, respectively, of new annuity contracts were issued to customers that had initiated a withdrawal request. The Company excludes this activity from its net surrenders and sales disclosures because such amounts have no impact on net cash flow. Other programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other product offerings available.

     Operating expenses increased to $15.2 million during the six months ended June 30, 1996 from $10.4 million during the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of six months of incremental operating expenses related to the acquired SBM operations in the 1996 results versus one month for the comparable 1995 period, as well as the expansion of distribution channels.

     Amortization of deferred policy acquisition costs related to operations was $3.1 million and $1.3 million during the six months ended June 30, 1996 and 1995, respectively. This increase is the result of growth in the deferred policy acquisition cost asset as variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions) are deferred and then amortized over the expected life of the policy.

     Amortization of value of insurance in force related to operations increased to $4.5 million during the six months ended June 30, 1996 from $2.5 million during the six months ended June 30, 1995. The increase is primarily related to amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $0.3 million and $2.4 million during the six months ended June 30, 1996 and 1995, respectively. The decrease is primarily attributable to the accelerated amortization during the third quarter of 1995 of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $1.2 million during the six months ended June 30, 1996 compared to realized investment gains of $2.7 million during the six months ended June 30, 1995. Such realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from relatively overvalued sectors to undervalued ones with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration and convexity characteristics of its portfolios.

     Federal income tax expense was $2.8 million and $4.9 million for the six months ended June 30, 1996 and 1995, respectively, reflecting effective tax rates of 20.9% and 50.4%. The lower effective tax rate in 1996 resulted primarily from the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of Integrity Life Insurance Company and National Integrity Life Insurance Company (collectively, the "Integrity Companies") on November 26, 1993 for which a full valuation allowance was originally provided. These deferred tax benefits are being recognized based on the taxable income generated by the Integrity Companies' in the post-acquisition period and projections of future taxable income.

     Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

     Net income during the second quarter of 1996 was $6.0 million compared to $4.7 million for the second quarter of 1995, and operating earnings were $5.3 million and $0.1 million, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to ongoing asset/liability management and deposit growth from the acquisition of the SBM business operations and, to a lesser extent, additional sales of spread-based products. In addition, fee income increased as a result of a growing base of variable annuity deposits and institutional assets under management. Such increases in revenues were partially offset by increases in operating and amortization expenses.

     Net investment spread increased to $17.8 million in the second quarter of 1996 from $11.2 million in the second quarter of 1995. These amounts reflect the net investment spread of 2.14% and 1.94% in the second quarters of 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on customer deposits. The Company's investment income increased to $62.7 million in the second quarter of 1996 from $45.4 million in the second quarter of 1995. These amounts represent annualized investment yields of 7.83% and 7.96% on average cash and investments of $3.20 billion and $2.28 billion during the second quarters of 1996 and 1995, respectively. The decrease in annualized investment yields on cash and investments primarily relates to a significant increase in sales of GICs, the proceeds of which are invested in securities of shorter duration than many of the Company's other investments.

     Interest credited on customer deposits increased to $44.9 million in the second quarter of 1996 from $34.1 million in the second quarter of 1995. These amounts represent annualized average rates of interest credited on customer deposits of 5.69% and 6.02% on average customer deposits of $3.16 billion and $2.27 billion during the second quarters of 1996 and 1995, respectively. The decrease in annualized average rates of interest credited on customer deposits resulted from the Company's decision to reset crediting rates during the second half of 1995 consistent with an overall declining interest rate environment during that period.

     Fee income increased to $4.2 million in the second quarter of 1996 from $2.5 million in the second quarter of 1995. Variable annuity fees increased to $2.7 million in the second quarter of 1996 from $1.7 million in the second quarter of 1995 principally due to asset growth from the receipt of variable annuity deposits and, to a lesser extent, from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets in private accounts increased to $1.2 million in the second quarter of 1996 from $0.7 million in the second quarter of 1995. This increase in asset management fees reflects a significant increase in the average fair value of off-balance sheet assets managed due primarily to sales. The average fair value of off-balance sheet assets managed by the Company was $2.1 billion during the second quarter of 1996 compared to $1.4 billion in the second quarter of 1995.

     Sales by market and type of business for the three months ended June 30, 1996 and 1995 were as follows:


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
(In millions)                                               1996       1995
- --------------------------------------------------------------------------------
Retail:
     Spread-based                                      $     19.2   $    33.9
     Fee-based                                               66.8        38.4
                                                       -------------------------
        Total retail                                         86.0        72.3
Institutional:
     Spread-based                                           201.8        25.0
     Fee-based                                              392.6       294.1
                                                       -------------------------
        Total institutional                                 594.4       319.1
                                                       -------------------------

Total sales                                            $    680.4   $   391.4
                                                       =========================

     The increase in retail sales is attributable to sales of fee-based mutual fund options of variable annuities due, in part, to the continuing strong market returns during the second quarter of 1996 and marketing efforts. This increase was somewhat offset by lower retail sales of spread-based fixed annuity products due to greater industry-wide competition from banks and other financial services institutions for savings products. Expanded distribution channels developed by the Company benefited sales of spread-based institutional products. The increase in institutional fee-based sales is primarily attributable to deposits in private accounts by new customers of ARM Capital Advisors.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $85.2 million and $87.9 million in the second quarters of 1996 and 1995, respectively. Of these amounts, $27.8 million and $8.0 million, respectively, can be attributed to business acquired from SBM, primarily fixed annuities. Surrender charge income increased to $1.3 million in the second quarter of 1996 from $0.5 million in the second quarter of 1995, due to higher average surrender charges associated with SBM products compared to other products of the Company's insurance subsidiaries.

     Operating expenses increased to $7.8 million in the second quarter of 1996 from $5.2 million in the second quarter of 1995. The increase is primarily attributable to the inclusion of three months of incremental operating expenses related to the acquired SBM operations in the 1996 results versus one month for the comparable 1995 period, as well as the expansion of distribution channels.

     Amortization of deferred policy acquisition costs related to operations was $1.4 million and $0.7 million during the three months ended June 30, 1996 and 1995, respectively. This increase is the result of growth in the deferred policy acquisition cost asset as variable costs of selling and issuing the Company's insurance subsidiaries' products are deferred and then amortized over the expected life of the policy.

     Amortization of value of insurance in force related to operations increased to $2.4 million in the second quarter of 1996 from $1.5 million in the second quarter of 1995. The increase was primarily related to amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $0.1 million and $1.4 million in the second quarters of 1996 and 1995, respectively. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of certain costs and charges deferred during 1993 and 1994 were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     Realized investment losses were $0.8 million in the second quarter of 1996 compared to realized investment gains of $5.2 million in the second quarter of 1995. Such realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

     Federal income tax expense was $1.2 million and $4.7 million for the three months ended June 30, 1996 and 1995, respectively, reflecting effective tax rates of 16.5% and 50.3%. The lower effective tax rate in the second quarter of 1996 resulted primarily from the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of the Integrity Companies on November 26, 1993 for which a full valuation allowance was originally provided.


ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at June 30, 1996 totaled $2.9 billion, compared with $2.5 billion at December 31, 1995, representing approximately 92% and 90%, respectively, of total cash and investments. The increase primarily resulted from the investment of the proceeds from sales of GIC products.

     The Company's cash and investments as of June 30, 1996 are detailed as follows:


                                     AMORTIZED COST
                                     --------------
                                               PERCENT OF      ESTIMATED
(Dollars in millions)           AMOUNT           TOTAL         FAIR VALUE
- --------------------------------------------------------------------------
Fixed maturities:
  Corporate securities         $ 1,057.5          34%          $ 1,030.2
  U.S. Treasury securities
   and obligations of              130.7           4               129.6
    U.S. government agencies
  Other government securities      109.1           3               113.7
  Asset-backed securities          249.6           8               246.9
  Mortgage-backed
   securities ("MBSs"):
    Agency pass-throughs           109.0           3               109.1
    Collateralized mortgage
     obligations ("CMOs"):
      Agency                       455.0          15               447.9
      Non-agency                   726.3          24               716.5
    Interest only and residual      16.9           1                19.0
                               -------------------------------------------
Total fixed maturities           2,854.1          92             2,812.9


Equity securities (i.e.,
 non-redeemable preferred
  stock)                            16.3           1                16.3
Mortgage loans on real
 estate                             41.6           1                41.6
Policy loans                       120.3           4               120.3
Cash and cash equivalents           57.5           2                57.5
                               -------------------------------------------
Total cash and investments     $ 3,089.8         100%          $ 3,048.6
                               ===========================================

     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies.

    MBSs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those expected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company has limited its exposure during periods of accelerated prepayments, as the gross unamortized premiums and unaccrued discounts of MBSs was $27.1 million and $49.2 million, respectively, at June 30, 1996. Although the interest rate environment has experienced significant volatility during 1995 and the first half of 1996, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     The Company also manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

     Total cash and investments were 93% investment grade or equivalent as of June 30, 1996 and December 31, 1995. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represent less than 1% of cash and investments as of June 30, 1996. As of June 30, 1996, the book value of securities in the Company's investment portfolios which had defaulted on principal or interest payments was $0.7 million. However, in July 1996 the Company sold such securities at cost.

     At June 30, 1996 the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio and the percent of total cash and investments are as follows:


                                           AMORTIZED COST
 NAIC Designation                   ----------------------------
 (Comparable S&P Rating)                              PERCENT OF     ESTIMATED
 (Dollars in millions)                AMOUNT            TOTAL        FAIR VALUE
- --------------------------------------------------------------------------------
1 (AAA,AA,A)                        $1,908.4             62%          $1,886.1
2 (BBB)                                719.5             23              707.2
3 (BB)                                 146.5              5              143.1
4 (B)                                   79.0              2               75.8
5 (CCC,CC,C)                            --               --               --
6 (CI,D)                                 0.7             --                0.7
                                    --------------------------------------------
Total fixed maturities              $2,854.1             92%          $2,812.9
                                    ============================================


     As of January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related value of insurance in force and deferred policy acquisition cost amortization and deferred income taxes, are charged or credited directly to shareholders' equity.


     The general decline in interest rates during 1995 and subsequent rise in interest rates during the first half of 1996 resulted in unrealized losses on available-for-sale securities which totaled $21.7 million (net of $7.9 million of related amortization of deferred policy acquisition costs and value of insurance in force and $11.6 million of deferred income taxes) at June 30, 1996, compared to unrealized gains of $28.5 million (net of $14.2 million of related amortization of deferred policy acquisition costs and value of insurance in force and $15.4 million of deferred income taxes) at December 31, 1995. This change in net unrealized gains and losses on available-for-sale securities for the six months ended June 30, 1996 decreased reported shareholders' equity by $50.2 million as compared to an increase of $133.5 million for the year ended December 31, 1995. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires some assets to be carried at fair value while all liabilities and other assets are carried at historical values. At June 30, 1996 and December 31, 1995, shareholders' equity excluding the effects of SFAS No. 115 was $167.6 million and $159.5 million, respectively.

    The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity but does not always reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the general rise in interest rates during the first half of 1996 did not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to fair values.

     Mortgage loans on real estate represented 1% and 2% of total cash and investments at June 30, 1996 and December 31, 1995, respectively. Pursuant to the terms of the acquisition of certain of the Company's insurance operations, National Mutual has indemnified the Company with respect to principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at June 30, 1996. In support of its indemnification obligations, National Mutual placed $23.0 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

     Assets held in separate accounts at June 30, 1996 totaled $955.0 million, compared to $809.9 million at December 31, 1995. The $145.1 million increase primarily resulted from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds.

LIQUIDITY AND FINANCIAL RESOURCES

Holding Company Operations

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock and operating expenses not absorbed by management fees charged to its subsidiaries. The Company is dependent on dividends or other distributions from its insurance subsidiaries and fee income generated by ARM Capital Advisors, its asset management subsidiary, and other non-insurance operations to meet ongoing cash needs, including amounts required to pay dividends on its preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. During the first half of 1996, the Company received dividends of $11.0 million from Integrity Life Insurance Company. The amount remaining in 1996 that the Company's insurance subsidiaries can transfer in the form of dividends to the Company is limited to $6.6 million. The Company had cash and unaffiliated investments of $6.4 million at June 30, 1996. In addition, $20.0 million was available on unused bank lines of credit at June 30, 1996.

Insurance Subsidiaries Operations

     The sources of liquidity of the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with the various customer deposits, commissions, operating expenses and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios developed by the Company. The Company attempts to structure asset portfolios so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals, and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements (with the projected cash inflows and liquid assets being approximately double the expected cash outflows) without exposure to material realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents and high-grade floating-rate securities held by both the Company and its insurance subsidiaries. The Company also has $20 million available on unused bank lines of credit.

     During the six months ended June 30, 1996 and 1995, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At June 30, 1996, cash and cash equivalents totaled $57.5 million compared to $76.9 million at December 31, 1995. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $88.6 million and $55.5 million from operating activities during the six months ended June 30, 1996 and 1995, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $1,193.3 million and $686.0 million in cash flows during the six months ended June 30, 1996 and 1995, respectively, which were offset by purchases of investments of $1,559.3 million and $709.9 million, respectively. An increase in investment purchases and sales activity during the first half of 1996 compared to 1995 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to the acquisition of the SBM businesses.

FORWARD-LOOKING STATEMENTS

     The statement of the Company's belief as to the stimulation of future demand for retail spread-based fixed annuity products under the heading "Results of Operations" is a forward-looking statement. Factors that could cause actual results to differ materially from this forward-looking statement include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As a consequence of the acquisition of State Bond and Mortgage Life Insurance Company ("SBM Life") on June 14, 1995, and SBM Life's merger with and into Integrity Life Insurance Company ("Integrity") on December 31, 1995, Integrity became a party to a marketing agreement (the "Agreement") with Multico Marketing Corporation ("Multico"). In reliance upon the Agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and damages of approximately $61 million. Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and recovery of commissions, fees, trailers, overwrites and bonuses paid to Multico in the amount of approximately $9.3 million. Discovery is proceeding between the parties. On May 23, 1996, Integrity filed a motion for summary judgement in the litigation. While the Company believes that the Multico action is without merit, there can be no assurance that Integrity will prevail in the litigation.

     Except for the Multico lawsuit discussed above, the Company and its subsidiaries are currently involved only in routine legal and administrative proceedings incidental to the conduct of their businesses. The Company believes that none of these proceedings will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

     Exhibits

     See Exhibit Index on page 26 of this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1996.

                                          ARM FINANCIAL GROUP, INC.



                                          By:     /s/EDWARD L. ZEMAN
                                              --------------------------------
                                              Edward L. Zeman
                                              Executive Vice President-Chief
                                                    Financial Officer
                                              (Principal Financial Officer)


                                          By:     /s/ BARRY G. WARD
                                              --------------------------------
                                              Barry G. Ward
                                              Controller (Principal Accounting
                                               Officer)

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

================================================================================
 EXHIBIT
 NUMBER                                   DESCRIPTION
- --------------------------------------------------------------------------------

 10.1       Lease made as of June 14, 1996, by and between Northwestern National
            Life Insurance Company and ARM Financial Group, Inc.

 10.2       Fourth Amendment to the Credit Agreement dated as of June 28, 1996.

  27        Financial Data Schedule (electronic filing only).