Form 10-Q
period 1996-09-30
ARM FINANCIAL GROUP INC
filed 1996-11-14
CIK 910562

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


              For the quarterly period ended: September 30, 1996


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

         515 WEST MARKET STREET
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


     As of September 30, 1996, 23,796 and 1,000 shares of the registrant's Class A and Class B common stock, respectively, were outstanding, all of which are privately owned and not traded on a public market.
================================================================================

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                        PART I.  FINANCIAL INFORMATION

1.  Financial Statements (Unaudited)
      Condensed Consolidated Balance Sheets--September 30, 1996
          and December 31, 1995............................................  3
      Condensed Consolidated Statements of Operations--
        Nine and Three Months Ended September 30, 1996 and 1995............  5
      Condensed Consolidated Statements of Cash Flows--
        Nine Months Ended September 30, 1996 and 1995......................  6
      Notes to Condensed Consolidated Financial Statements.................  7
2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................. 13


                          PART II.  OTHER INFORMATION

1.  Legal Proceedings...................................................... 27
6.  Exhibits and Reports on Form 8-K....................................... 27

    Signatures............................................................. 28
    Exhibit Index.......................................................... 29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  CARRYING AMOUNT                  FAIR VALUE
                                            ---------------------------   ----------------------------
                                            SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,
(In thousands)                                   1996           1995           1996           1995
=======================================================================   ============================
                                             (Unaudited)                   (Unaudited)
ASSETS

Cash and investments:
 Fixed maturities available-for-sale, at
  fair value (amortized cost:
  September 30, 1996-$3,019,164;
  December 31, 1995-$2,490,843)                $2,991,885     $2,547,909     $2,991,885     $2,547,909


 Equity securities, at fair value (cost:
  September 30, 1996-$31,438;
  December 31, 1995-$10,756)                       31,883         11,751         31,883         11,751

 Mortgage loans on real estate                     37,159         43,943         37,159         43,943
 Policy loans                                     120,767        117,528        120,767        117,528
 Cash and cash equivalents                         49,808         76,896         49,808         76,896
                                               -------------------------     -------------------------
Total cash and investments                      3,231,502      2,798,027      3,231,502      2,798,027

Assets held in separate accounts                1,001,068        809,927      1,001,068        809,927
Accrued investment income                          37,302         36,382         37,302         36,382
Value of insurance in force                        60,387         51,051        115,754         98,977
Deferred policy acquisition costs                  54,231         43,113             --             --
Goodwill                                            7,758          8,124          7,758          8,124
Deferred federal income taxes                      42,892         19,776         40,918         48,642
Other assets                                       23,461         27,180         23,461         27,180
                                               -------------------------    --------------------------

Total assets                                   $4,458,601     $3,793,580     $4,457,763     $3,827,259
                                               =========================     =========================

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                     CARRYING AMOUNT                 FAIR VALUE
                                              ----------------------------   ----------------------------
                                              SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
  (In thousands)                                   1996           1995            1996           1995
--------------------------------------------------------------------------   ----------------------------
                                                 (Unaudited)                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Customer deposits                               $3,209,729     $2,708,260      $3,156,170     $2,742,209
 Customer deposits in separate accounts             995,960        808,345         995,960        808,345
 Long-term debt                                      40,000         40,000          40,000         40,000
 Payable for investment securities
  purchased                                          22,832          8,538          22,832          8,538
 Accounts payable and accrued expenses               15,979         15,496          15,979         15,496
 Other liabilities                                   17,957         24,950          17,957         24,950
                                              ----------------------------   ----------------------------
Total liabilities                                 4,302,457      3,605,589       4,248,898      3,639,538

Contingencies


Shareholders' equity:
 Preferred stock, $25.00 stated value                50,000         50,000
 Class A common stock, $.01 par value,
  23,796 and 23,770 shares issued,
  respectively                                            *              *


 Class B common stock, $.01 par value,
  1,000 shares issued                                     *              *

 Additional paid-in capital                         124,609        124,425
 Net unrealized gains (losses) on
  available-for-sale securities                     (14,750)        28,530
 Retained-earnings deficit                           (3,715)       (14,964)
                                              ----------------------------
Total shareholders' equity                          156,144        187,991         208,865        187,721
                                              ----------------------------   ----------------------------
Total liabilities and shareholders' equity       $4,458,601     $3,793,580      $4,457,763     $3,827,259
                                              ============================   ============================

* Less than $1,000.

See accompanying notes.

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       NINE MONTHS ENDED       THREE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
(Dollars in thousands, except per share amounts)       1996        1995        1996        1995
-------------------------------------------------------------------------   ---------------------
Investment income                                   $ 183,203   $ 140,718   $  65,340   $  55,755
Interest credited on customer deposits               (133,349)   (105,455)    (47,337)    (41,173)
                                                    ---------------------   ---------------------
    Net investment spread                              49,854      35,263      18,003      14,582

Fee income:
  Variable annuity fees                                 7,783       5,104       2,686       1,946
  Asset management fees                                 4,500       2,130       1,789         999
  Other fee income                                      1,044         646         489         418
                                                    ---------------------   ---------------------
    Total fee income                                   13,327       7,880       4,964       3,363

Other income and expenses:
  Surrender charges                                     3,912       2,182       1,022       1,067
  Operating expenses                                  (24,911)    (16,315)     (9,724)     (5,946)
  Commissions, net of deferrals                        (1,442)       (847)       (245)       (357)
  Interest expense on long-term debt                   (2,299)     (2,568)       (768)       (895)
  Amortization:
    Deferred policy acquisition costs                  (4,599)     (2,051)     (1,494)       (760)
    Value of insurance in force                        (7,058)     (4,902)     (2,577)     (2,416)
    Acquisition-related deferred charges                 (377)     (9,070)       (126)     (6,626)
    Goodwill                                             (366)       (188)       (122)       (141)
  Other, net                                           (5,178)     (1,876)     (2,538)     (1,466)
                                                    ---------------------   ---------------------
    Total other income and expenses                   (42,318)    (35,635)    (16,572)    (17,540)

Realized investment gains (losses)                     (2,332)        876      (1,115)     (1,818)
                                                    ---------------------   ---------------------
Income (loss) before federal income taxes              18,531       8,384       5,280      (1,413)
Federal income tax benefit (expense)                   (3,719)     (4,606)       (956)        332
                                                    ---------------------   ---------------------
Net income (loss)                                      14,812       3,778       4,324      (1,081)

Dividends on preferred stock                           (3,563)     (3,563)     (1,187)     (1,187)
                                                    ---------------------   ---------------------
Net income (loss) applicable to common
 shareholders                                       $  11,249   $     215   $   3,137    $ (2,268)
                                                    =====================   =====================
Net income (loss) per common share                  $  453.94   $   11.12   $  126.51    $ (91.56)
                                                    =====================   =====================
Average common shares outstanding                      24,781      19,342      24,796      24,770
                                                    =====================   =====================


See accompanying notes.

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(In thousands)                                                        1996          1995
-------------------------------------------------------------------------------------------
Cash flows provided by operating activities                       $   136,460   $   100,174

Cash flows provided by (used in) investing activities:
Fixed maturity investments:
  Purchases                                                        (2,471,399)   (1,109,200)
  Maturities and redemptions                                          189,135       119,205
  Sales                                                             1,773,723       909,202
Other investments:
  Purchases                                                           (51,560)       (7,772)
  Maturities and redemptions                                            6,787        22,708
  Sales                                                                30,474         2,851
Policy loans, net                                                      (3,238)       (4,184)
Purchase of assets held in separate accounts                         (192,883)     (160,955)
Proceeds from sale of assets held in separate accounts                 57,338        30,184
Cash and cash equivalents acquired in excess of purchase price
 paid for substantially all assets of SBM Company                          --        36,490
                                                                  -------------------------
Cash flows used in investing activities                              (661,623)     (161,471)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock                                     --        63,505
Stock issuance costs                                                       --        (2,000)
Amounts received from customers                                       835,379       266,709
Amounts paid to customers                                            (329,052)     (284,674)
Increase (decrease) in repurchase agreement liability                  (4,689)       17,709
Preferred stock dividends                                              (3,563)       (3,563)
                                                                  -------------------------
Cash flows provided by financing activities                           498,075        57,686
                                                                  -------------------------
Net change in cash and cash equivalents                               (27,088)       (3,611)

Cash and cash equivalents at beginning of period                       76,896        45,855
                                                                  -------------------------
Cash and cash equivalents at end of period                        $    49,808   $    42,244
                                                                  =========================

See accompanying notes.

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of those to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1995.

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

Customer Deposits and Value of Insurance In Force
     The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for single premium immediate annuity contracts represents the fair values of those contracts as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily related to deferred annuities, single premium endowment contracts, and guaranteed investment contracts ("GICs"), represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for all customer deposits, excluding those related to single premium immediate annuity contracts, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

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

4.   STATUTORY INFORMATION

     Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with net income reported in the accompanying condensed consolidated statements of operations:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        -----------------
(In thousands)                                                           1996       1995
-----------------------------------------------------------------------------------------
Insurance subsidiaries (statutory-basis)/1/                             $29,187   $20,753
Non-insurance companies/2/                                               (1,153)    1,134
                                                                        -----------------
  Consolidated statutory-basis pretax operating income                   28,034    21,887

Reconciling items:
 Deferral of policy acquisition costs, net of amortization               10,770    12,289
 Adjustments to customer deposits                                           (51)   (4,872)
 Adjustments to invested asset carrying values at acquisition date         (485)     (353)
 Amortization of value of insurance in force                             (7,058)   (4,902)
 Amortization of interest maintenance reserve                            (3,271)   (2,912)
 Amortization of goodwill                                                  (366)     (188)
 Amortization of acquisition-related deferred charges                      (377)   (9,070)
 Other acquisition-related expenses                                      (1,847)       --
 Interest expense on long-term debt                                      (2,299)   (2,568)
 Realized investment gains (losses)                                      (2,332)      876
 Federal income tax expense                                              (3,719)   (4,606)
 Other                                                                   (2,187)   (1,803)
                                                                        -----------------

  Consolidated GAAP-basis net income                                    $14,812   $ 3,778
                                                                        =================

---------------------
 /1/ Insurance company general account and separate account statutory-basis pretax income excluding realized gains and losses as reported to insurance regulatory authorities.

 /2/ Non-insurance company pretax gain (loss) excluding amortization of acquisition-related deferred charges, certain other acquisition-related expenses, interest expense on long-term debt, and realized investment gains and losses.

5.   STOCK OPTIONS

     The Company's Stock Option Plan adopted in December 1993, as amended, (the "Plan") provides for granting of options to purchase up to 3,445 shares of Class A common stock. A total of 2,680 options were outstanding as of September 30, 1996, of which 674 were exercisable. Each option has an exercise price set initially at fair market value on the date of the grant, as determined by the Board of Directors of the Company. Each option's exercise price will increase at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remains issued but unexercised (or if shorter, up to the date the Plan is terminated or there are certain changes in the ownership of the Company).

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Under the variable plan accounting requirements of APB No. 25, no stock-based compensation expense has been recognized through September 30, 1996 for the Plan.

6.   SUBSEQUENT EVENTS

     On October 3, 1996, the Company entered into an agreement to transfer its responsibility for performing management and investment advisory services for six mutual funds (the "State Bond Funds") to Federated Investors. Fee income of $1.2 million was recorded with respect to the management of such funds for each of the nine months ended September 30, 1996 and 1995. The State Bond Funds had aggregate assets of $235.1 million at September 30, 1996. The management and investment advisory responsibility for these funds was acquired by the Company in June 1995 in conjunction with the acquisition of the assets and business operations of the SBM Company ("SBM"). The consummation of the transaction is subject to vote by the State Bond Funds' shareholders, which is scheduled to take place on December 9, 1996, and to certain other conditions.

     On October 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering (the "Offering") of a yet to be determined number of shares of Class A common stock, par value $.01 per share (the "New Class A Common Stock"). The Company currently intends to use the net proceeds of the Offering to strengthen the Company's existing capital base, to repay certain outstanding indebtedness and for other corporate purposes, which may include additions to working capital and acquisitions. The Company's decision to proceed with the Offering is subject to market and other conditions. Prior to the consummation of the Offering, the Company expects to amend and restate its Certificate of Incorporation and By-Laws to effectuate a recapitalization such that (i) the common equity of the Company will consist of New Class A Common Stock and Class B Common Stock, par value of $.01 per share (the "New Class B Common Stock" and, together with the New Class A Common Stock, the "New Common Stock"), (ii) each outstanding share of common stock of the Company will be converted into one share of New Class A Common Stock, (iii) certain shares of the New Class A Common Stock owned by private equity funds sponsored by Morgan Stanley Group, Inc. (the "Morgan Stanley Stockholders," which at September 30, 1996 owned approximately 91% of the outstanding voting stock of the Company) will be converted into New Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the proposed Offering, the Morgan Stanley

Stockholders will own, in the aggregate, 49% of the outstanding New Class A Common Stock, and (iv) each share of New Class A Common Stock and New Class B Common Stock will be split into an as yet to be determined number of shares of New Class A Common Stock and New Class B Common Stock, respectively. Holders of New Class B Common Stock will have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the New Class B Common Stock will have no preemptive or other subscription rights and will be convertible into an equal number of shares of New Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of New Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder. The registration statement has not yet become effective.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the asset accumulation business, providing retail and institutional customers with products designed to serve the growing retirement and long-term savings markets as well as providing other asset management services. At September 30, 1996, the Company had over $7.0 billion of assets under management.

     The Company's revenues are derived from its spread-based business and its fee-based business. The products and services of the spread-based and fee-based businesses are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels. In the spread-based line of business the Company earns a spread between what it earns on invested assets and what is credited to customer accounts. In the fee-based line of business the Company receives a fee for managing customers' deposits on and off its balance sheet. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including variable and equity-indexed annuity type products. Recent acquisitions by the Company have provided it with the opportunity to leverage its resources and enter into new markets in order to try to meet this demand. The Company continues to focus on the development of its fee-based business to increase the size of this business line, which is less capital intensive than the spread-based business and provides the Company with diversified sources of income. Although the Company's objective is to achieve a better business mix between its spread-based and fee-based businesses, the business mix may vary from time to time, due to opportunistic acquisitions.

     The following discussion compares the Company's results of operations for the nine and three months ended September 30, 1996 and 1995. As the Company acquired substantially all the assets and business operations of SBM effective May 31, 1995, the results of operations for the nine months ended September 30, 1996 include the acquired SBM operations for the entire period. Results of operations for the nine months ended September 30, 1995 include only four months of earnings related to acquired SBM operations. Therefore, results of the current year to date period are not necessarily comparable with results of the prior year to date period.

RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1996 and September 30, 1995

     Net income during the nine months ended September 30, 1996 was $14.8 million compared to $3.8 million for the nine months ended September 30, 1995. Operating earnings (net income applicable to common shareholders excluding realized investment gains and losses net of taxes) were $12.8 million compared to an operating loss of $0.4 million for the nine months ended September 30, 1996 and 1995, respectively. Operating earnings for the nine months ended September 30, 1996 include net of tax charges of $1.3 million and $0.8 million to increase the reserve for future guaranty fund assessments and for costs associated with the evaluation of potential acquisition and financing transactions, respectively. The increase in operating earnings was primarily attributable to an increase in net investment spread due to ongoing asset/liability management and to deposit growth from the acquisition of the SBM business operations and, to a lesser extent, additional sales of spread-based products. In addition, fee income increased as a result of a growing base of variable annuity deposits and institutional assets under management. The increase in operating earnings was also attributable to a decrease in amortization expenses resulting from a decrease in acquisition-related deferred charges amortization. Such increases in operating earnings were partially offset by an increase in operating expenses, which include the aforementioned charges.

     Annualized spread-based operating earnings were 0.95% and 0.87% of average spread-based assets under management of $3.14 billion and $2.36 billion during the nine months ended September 30, 1996 and 1995, respectively. This increase in spread-based margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Annualized fee-based operating earnings were 0.18% and 0.22% of average fee-based assets under management of $3.09 billion and $1.68 billion during the nine months ended September 30, 1996 and 1995, respectively. Fee-based margins for the 1996 period were slightly lower compared to the corresponding prior period primarily from the growth of institutional fee-based assets under management which generated lower margins than the Company's variable annuity deposits. Certain expenses including federal income taxes and unallocated corporate overhead are not reflected in annualized spread-based and fee-based operating earnings.

     Net investment spread, which is the difference between income earned on investments and interest credited on customer deposits, increased to $49.9 million during the nine months ended September 30, 1996 from $35.3 million during the nine months ended September 30, 1995. These amounts reflect the net investment spread of 2.06% and 1.91% during the nine months ended September 30, 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on customer deposits. The Company's investment income increased to $183.2 million during the nine months ended September 30, 1996 from $140.7 million during the nine months ended September 30, 1995. These amounts represent annualized investment yields of 7.74% and 7.88% on average cash and investments of $3.15 billion and $2.38 billion during the nine months ended September 30, 1996 and 1995, respectively. The decrease in annualized investment yields on cash and investments primarily relates to a significant increase in sales of GICs, the proceeds of which are invested in securities of shorter duration (which generally have lower investment yields) than many of the Company's other investments.

     Interest credited on customer deposits increased to $133.3 million during the nine months ended September 30, 1996 from $105.5 million during the nine months ended September 30, 1995. These amounts represent annualized average rates of interest credited on customer deposits of 5.68% and 5.97% on average customer deposits of $3.13 billion and $2.35 billion during the nine months ended September 30, 1996 and 1995, respectively. The decrease in annualized average rates of interest credited on customer deposits resulted from the Company's decision to reset crediting rates downward during the second half of 1995 consistent with an overall declining interest rate environment during that period.

     Fee income increased to $13.3 million during the nine months ended September 30, 1996 from $7.9 million during the nine months ended September 30, 1995. This increase is in part attributable to variable annuity fees which are based on the market value of assets supporting the investment portfolio options of variable annuity deposits in separate accounts. Variable annuity fees increased to $7.8 million during the nine months ended September 30, 1996 from $5.1 million during the nine months ended September 30, 1995 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits increased to $794.1 million at September 30, 1996 from $558.1 million at September 30, 1995. In addition, asset management fees earned by ARM Capital Advisors, Inc. ("ARM Capital Advisors") on off-balance sheet assets managed for institutional clients and mutual funds increased to $4.5 million during the nine months ended September 30, 1996 from $2.1 million during the nine months ended September 30, 1995. This increase in asset management fees reflects a significant increase in the average amount of corresponding off-balance sheet assets managed due to new defined benefit pension plan accounts. The average amount of off-balance sheet assets managed by ARM Capital Advisors was $2.0 billion during the nine months ended September 30, 1996 compared to $1.0 billion during the nine months ended September 30, 1995.

     Assets under management by type of product and service as of September 30, 1996 and December 31, 1995 were as follows:


                                                                        SEPTEMBER 30, 1996               DECEMBER 31, 1995
                                                                  ------------------------------  --------------------------------
                                                                                PERCENT OF                           PERCENT OF
(Dollars in millions)                                              AMOUNT          TOTAL           AMOUNT               TOTAL
------------------------------------------------------------------------------------------------  --------------------------------
Spread-based:
 Retail (fixed annuity, guaranteed rate option and face-
  amount certificate deposits)                                    $ 2,602.4          37%          $2,716.2                 50%
 Institutional (GIC deposits)                                         769.7          11              143.2                  3
                                                                  ------------------------------  --------------------------------
     Total spread-based                                             3,372.1          48            2,859.4                 53

Fee-based:
 Retail (investment portfolio options of variable annuity
  deposits and off-balance sheet mutual fund assets
  managed)                                                          1,029.2          15              845.7                 16
 Institutional (off-balance sheet assets managed for
  institutional clients and deposits under marketing
  partnerships)                                                     2,539.7          36            1,598.0                 29
                                                                  ------------------------------  --------------------------------
     Total fee-based                                                3,568.9          51            2,443.7                 45

Corporate and other (primarily cash and investments in
  excess of customer deposits)                                         68.2           1              101.0                  2
                                                                  ------------------------------  --------------------------------

Total assets under  management                                     $7,009.2         100%          $5,404.1                100%
                                                                  ==============================  ================================

     The increase in spread-based deposits was attributable to sales of GICs to institutional customers. The increase in the fee-based line of business was primarily attributable to deposits under new investment management contracts managed by ARM Capital Advisors. The Company continues to develop its fee-based line of business, as reflected in its growth as a percentage of total assets under management and, additionally, to diversify its spread-based and fee-based products and services and expand their associated channels of distribution.

     Sales for spread-based products include premiums and deposits received under products issued by the Company's insurance and face-amount certificate subsidiaries. Sales for fee-based products and services include premiums and deposits for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries and the amount of new off-balance sheet assets managed by ARM Capital Advisors. Sales by market and type of business for the nine months ended September 30, 1996 and 1995 were as follows:


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
(In millions)                                            1996           1995
------------------------------------------------------------------------------
Retail:
 Spread-based                                          $   52.9         $ 72.8
 Fee-based                                                174.3          120.4
                                                       -----------------------
  Total retail                                            227.2          193.2
Institutional:
 Spread-based                                             624.7           75.0
 Fee-based                                              1,033.5          540.2
                                                       -----------------------
  Total institutional                                   1,658.2          615.2
                                                       -----------------------

Total sales                                            $1,885.4         $808.4
                                                       =======================


     The increase in retail sales was attributable to an increase in sales of fee-based variable annuities due, in part, to the continuing strong stock market returns during the first nine months of 1996 and marketing efforts. This increase was partially offset by lower retail sales of spread-based fixed annuity products due to greater industry-wide competition from banks and other financial services institutions for savings products primarily as a result of a U.S. Treasury yield curve (the "yield curve") that was generally flatter during the first half of 1996 relative to the first half of 1995. A flattened yield curve tends to weaken sales of retail spread-based products due to increased competition from short-term instruments such as bank certificates of deposit and money market funds because the difference between short-term and intermediate-term market interest rates decreases. The yield curve began to steepen during the third quarter of 1996 which, when combined with increased marketing efforts, produced an increase in sales of retail spread-based products during that period. Sales of institutional spread-based products (i.e., GICs), which are issued primarily through a joint venture with General American Life Insurance Company, benefited from increased marketing efforts by the Company. The increase in institutional fee-based sales was primarily attributable to deposits under new defined benefit pension plan accounts managed by ARM Capital Advisors. The Company's strategy is to broaden its mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $249.6 million and $223.4 million during the nine months ended September 30, 1996 and 1995, respectively. Of these amounts, $81.1 million and $37.6 million, respectively, can be attributed to fixed annuity business acquired from SBM. Surrender charge income increased to $3.9 million during the nine months ended September 30, 1996 from $2.2 million during the nine months ended September 30, 1995, due to higher average surrender charges associated with SBM products compared to other products of the Company's insurance subsidiaries and to the overall increase in the volume of surrenders. Policies issued by the Company's insurance subsidiaries include lapse protection provisions that provide a deterrent against surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the nine months ended September 30, 1995 and 1996 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. The Company has in place programs designed to reduce surrender activity and improve persistency. During the nine months ended September 30, 1996 and 1995, through one such program, $14.3 million and $35.8 million, respectively, of new annuity contracts were issued to customers that had initiated a withdrawal request. The Company excludes this activity from its net surrenders and sales disclosures because such amounts have no impact on net cash flow. Other programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other product offerings available.

     Operating expenses increased to $24.9 million during the nine months ended September 30, 1996 from $16.3 million during the nine months ended September 30, 1995. The increase was primarily attributable to (i) the inclusion of nine months of incremental operating expenses related to the acquired SBM operations in the 1996 results versus four months for the comparable 1995 period, (ii) the expansion of distribution channels and (iii) charges of $1.6 million and $1.0 million to increase the reserve for anticipated future guaranty fund assessments and for costs associated with the evaluation of potential acquisition and financing transactions, respectively.

     Commissions, net of deferrals, were $1.4 million and $0.8 million during the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily attributable to the inclusion of nine months of renewal and trailer commissions under certain fixed annuity contracts acquired in the SBM acquisition in 1996 results versus four months for the comparable 1995 period.

     Amortization of deferred policy acquisition costs related to operations was $4.6 million and $2.1 million during the nine months ended September 30, 1996 and 1995, respectively. This increase was the result of growth in the deferred policy acquisition cost asset as variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions) are deferred and then amortized over the expected life of the contract.

     Amortization of value of insurance in force related to operations increased to $7.1 million during the nine months ended September 30, 1996 from $4.9 million during the nine months ended September 30, 1995. The increase was primarily related to amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $0.4 million and $9.1 million during the nine months ended September 30, 1996 and 1995, respectively. The decrease was primarily attributable to the accelerated amortization during the third quarter of 1995 of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     Other expenses, net increased $3.3 million during the nine months ended September 30, 1996 compared to the same period in 1995. The increase was primarily attributable to premiums paid or accrued in 1996 under reinsurance agreements. Through these reinsurance agreements, one of which commenced December 31, 1995, substantially all mortality risks associated with single premium endowment contract deposits have been reinsured.

     Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $2.3 million during the nine months ended September 30, 1996 compared to realized investment gains of $0.9 million during the nine months ended September 30, 1995. Such realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its portfolios.

     Federal income tax expense was $3.7 million and $4.6 million for the nine months ended September 30, 1996 and 1995, respectively, reflecting effective tax rates of 20.1% and 54.9%. The lower effective tax rate in 1996 resulted primarily from the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of Integrity Life Insurance Company and National Integrity Life Insurance Company (collectively, the "Integrity Companies") on November 26, 1993 for which a full valuation allowance was originally provided. These deferred tax benefits are being recognized based on the taxable income generated by the Integrity Companies' in the post-acquisition period and projections of future taxable income.

     Three Months Ended September 30, 1996 and September 30, 1995

     Net income during the third quarter of 1996 was $4.3 million compared to a net loss of $1.1 million for the third quarter of 1995, and operating earnings for the same periods were $3.9 million and a loss of $1.1 million, respectively. Operating earnings for the three months ended September 30, 1996 include net of tax charges of $1.0 million and $0.8 million to increase the reserve for future guaranty fund assessments and for costs associated with the evaluation of potential acquisition and financing transactions, respectively. The increase in operating earnings is attributable to an increase in net investment spread due to ongoing asset/liability management and deposit growth from sales of spread-based products. In addition, fee income increased as a result of a growing base of variable annuity deposits and institutional assets under management. The increase in operating earnings was also attributable to a decrease in amortization expenses resulting from a decrease in acquisition-related deferred charges amortization, partially offset by higher operating expenses which include the aforementioned charges.

     Net investment spread increased to $18.0 million in the third quarter of 1996 from $14.6 million in the third quarter of 1995. These amounts reflect the net investment spread of 2.10% and 2.01% in the third quarters of 1996 and 1995, respectively, between the Company's annualized investment yield on average cash and investments and the annualized average rate credited on customer deposits. The Company's investment income increased to $65.3 million in the third quarter of 1996 from $55.8 million in the third quarter of 1995. These amounts represent annualized investment yields of 7.83% and 7.86% on average cash and investments of $3.34 billion and $2.84 billion during the third quarters of 1996 and 1995, respectively. The decrease in annualized investment yields on cash and investments primarily relates to the significant increase in sales of GICs, the proceeds of which are invested in securities of shorter duration than many of the Company's other investments.

     Interest credited on customer deposits increased to $47.3 million in the third quarter of 1996 from $41.2 million in the third quarter of 1995. These amounts represent annualized average rates of interest credited on customer deposits of 5.73% and 5.85% on average customer deposits of $3.30 billion and $2.82 billion during the third quarters of 1996 and 1995, respectively.

     Fee income increased to $5.0 million in the third quarter of 1996 from $3.4 million in the third quarter of 1995. Variable annuity fees increased to $2.7 million in the third quarter of 1996 from $1.9 million in the third quarter of 1995 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets managed for institutional clients and mutual funds increased to $1.8 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995. This increase in asset management fees reflects a significant increase in the average amount of corresponding off-balance sheet assets managed due to new defined benefit pension plan accounts. The average amount of off-balance sheet assets managed by ARM Capital Advisors was $2.3 billion during the third quarter of 1996 compared to $1.2 billion in the third quarter of 1995.


     Sales by market and type of business for the three months ended September
30, 1996 and 1995 were as follows:

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
(In millions)                                                 1996      1995
------------------------------------------------------------------------------

Retail:
 Spread-based                                             $   21.7    $    8.8
 Fee-based                                                    46.8        55.0
                                                          --------------------
   Total retail                                               68.5        63.8
Institutional:
 Spread-based                                                183.4        50.0
 Fee-based                                                   211.1       189.6
                                                          --------------------
   Total institutional                                       394.5       239.6
                                                          --------------------

Total sales                                               $  463.0    $  303.4
                                                          ====================

     The increase in retail sales was attributable to an increase in sales of spread-based fixed annuity products and the Company's new equity-indexed annuity product, partially offset by a decrease in sales of fee-based variable annuity products. The increase in spread-based fixed annuities is due to the steepening of the yield curve which makes these products more attractive to customers and to increased marketing efforts. Sales of the Company's institutional spread-based products increased significantly due to increased marketing efforts by the Company.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $76.2 million and $70.0 million in the third quarters of 1996 and 1995, respectively. Of these amounts, $26.7 million and $29.5 million, respectively, can be attributed to fixed annuity business acquired from SBM. Surrender charge income was essentially unchanged for the three months ended September 30, 1996 and 1995.

     Operating expenses increased to $9.7 million in the third quarter of 1996 from $5.9 million in the third quarter of 1995. The increase was primarily attributable to costs associated with the expansion of distribution channels and to charges of $1.2 million and $1.0 million to increase the reserve for anticipated future guaranty fund assessments and for costs associated with the evaluation of potential acquisition and financing transactions, respectively.

     Amortization of deferred policy acquisition costs related to operations was $1.5 million and $0.8 million during the three months ended September 30, 1996 and 1995, respectively. This increase is the result of growth in the deferred policy acquisition cost asset as variable costs of selling and issuing the Company's insurance subsidiaries' products are deferred and then amortized over the expected life of the contract.

     Amortization of acquisition-related deferred charges was $0.1 million and $6.6 million in the third quarters of 1996 and 1995, respectively. The decrease was primarily attributable to the accelerated amortization during the third quarter of 1995 of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     Other expenses, net increased $1.1 million during the three months ended September 30, 1996 compared to the same period in 1995. The increase was attributable to premiums paid or accrued in 1996 under reinsurance agreements. Through these reinsurance agreements, one of which commenced December 31, 1995, substantially all mortality risks associated with single premium endowment contract deposits have been reinsured.

     Realized investment losses were $1.1 million and $1.8 million for the three months ended September 30, 1996 and 1995, respectively. Such realized investment losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale.

     Federal income tax expense was $1.0 million for the three months ended September 30, 1996 compared to a benefit of $0.3 million for the three months ended September 30, 1995, reflecting effective tax rates of 18.1% and 23.5%.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at September 30, 1996 totaled $3.0 billion, compared with $2.5 billion at December 31, 1995, representing approximately 92% and 90%, respectively, of total cash and investments. The increase in investments in fixed maturities primarily resulted from the investment of the proceeds from sales of GIC products.


     The Company's cash and investments as of September 30, 1996 are detailed as follows:



                                                                     AMORTIZED COST
                                                                  --------------------
                                                                            PERCENT OF     ESTIMATED
(Dollars in millions)                                             AMOUNT      TOTAL        FAIR VALUE
-----------------------------------------------------------------------------------------------------
Fixed maturities:
 Corporate securities                                           $ 1,079.3          33%      $ 1,052.2
 U.S. Treasury securities and obligations of
  U.S. government agencies                                          158.7           5           158.1
 Other government securities                                        106.4           3           115.8
 Asset-backed securities                                            257.7           8           255.7
 Mortgage-backed securities ("MBSs"):
  Agency pass-throughs                                              166.5           5           166.9
  Collateralized mortgage obligations ("CMOs"):
   Agency                                                           420.6          13           417.1
   Non-agency                                                       814.2          25           808.5
   Interest only                                                     15.8          --            17.6
                                                                -------------------------------------
Total fixed maturities                                            3,019.2          92         2,991.9

Equity securities (i.e., non-redeemable
 preferred stock)                                                    31.4           1            31.8
Mortgage loans on real estate                                        37.2           1            37.2
Policy loans                                                        120.8           4           120.8
Cash and cash equivalents                                            49.8           2            49.8
                                                                -------------------------------------

Total cash and investments                                      $ 3,258.4         100%      $ 3,231.5
                                                                =====================================

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

     MBSs are subject to risks associated with prepayments of the underlying mortgage loans. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company has gross unamortized premiums and unaccreted discounts of MBSs of $28.7 million and $48.2 million, respectively, at September 30, 1996. Although the interest rate environment has experienced significant volatility during 1995 and the first nine months of 1996, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     The Company also manages prepayment exposure on CMO holdings by diversifying not only the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific loan pool.

    Total cash and investments were 93% investment grade or equivalent as of September 30, 1996 and December 31, 1995. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which in total represent less than 0.1% of cash and investments as of September 30, 1996.

     At September 30, 1996, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, and the percentage of total fixed maturity investments classified in each category were as follows:

                                                                     AMORTIZED COST
                                                                   ---------------------
                                                                            PERCENT OF     ESTIMATED
NAIC Designation (Comparable S&P Rating) (Dollars in millions)    AMOUNT      TOTAL        FAIR VALUE
-----------------------------------------------------------------------------------------------------
1 (AAA,AA,A)                                                    $ 2,080.7          69%      $ 2,063.5
2 (BBB)                                                             712.7          24           703.7
3 (BB)                                                              142.5           5           142.3
4 (B)                                                                83.3           2            82.4
5 (CCC,CC,C)                                                         --            --             --
6 (CI,D)                                                             --
                                                                -------------------------------------

Total fixed maturities                                          $ 3,019.2         100%      $ 2,991.9
                                                                =====================================

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

     The general decline in interest rates during 1995 and subsequent rise in interest rates during the first nine months of 1996 resulted in unrealized losses on available-for-sale securities which totaled $14.8 million (net of $4.1 million of related adjustments to deferred policy acquisition costs and value of insurance in force and $8.0 million of deferred income taxes) at September 30, 1996, compared to unrealized gains of $28.5 million (net of $14.2 million of related amortization of deferred policy acquisition costs and value of insurance in force and $15.4 million of deferred income taxes) at December 31, 1995. This change in net unrealized gains and losses on available-for-sale securities for the nine months ended September 30, 1996 decreased reported shareholders' equity by $43.3 million as compared to an increase of $133.5 million for the year ended December 31, 1995. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires some assets to be carried at fair value while other assets and all liabilities are carried at historical values. At September 30, 1996 and December 31, 1995, shareholders' equity excluding the effects of SFAS No. 115 was $170.9 million and $159.5 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity which does not reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the general rise in interest rates during the first nine months of 1996 did not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to fair values.

     Mortgage loans on real estate represented 1% and 2% of total cash and investments at September 30, 1996 and December 31, 1995, respectively. Pursuant to the terms of the acquisition of certain of the Company's insurance operations, National Mutual has indemnified the Company with respect to principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at September 30, 1996. In support of its indemnification obligations, National Mutual placed $23.0 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

     Assets held in separate accounts at September 30, 1996 totaled $1.0 billion, compared to $.8 billion at December 31, 1995. The increase was primarily attributable to the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds.

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

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. During the first nine months of 1996, the Company received dividends of $14.0 million from Integrity Life Insurance Company ("Integrity"). The amount remaining in 1996 that Integrity can distribute to the Company in the form of dividends is limited to $3.6 million without prior approval of the Ohio Insurance Director. The Company had cash and unaffiliated investments of $5.4 million at September 30, 1996. In addition, $20.0 million was available on unused bank lines of credit at September 30, 1996.

Insurance Subsidiaries Operations

     The sources of liquidity of the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with the various customer deposits, commissions, operating expenses and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios generated by the Company. The Company attempts to structure asset portfolios so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals, and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements without exposure to material realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents and high-grade floating-rate securities held by both the Company and its insurance subsidiaries. The Company also has $20 million available on unused bank lines of credit as mentioned above.

     During the nine months ended September 30, 1996 and 1995, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At September 30, 1996, cash and cash equivalents totaled $49.8 million compared to $76.9 million at December 31, 1995. The Company's aim is to manage its cash and cash equivalents position so as to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $136.5 million and $100.2 million from operating activities during the nine months ended September 30, 1996 and 1995, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $2.0 billion and $1.1 billion in cash flows during the nine months ended September 30, 1996 and 1995, respectively, which were offset by purchases of investments of $2.5 billion and $1.1 billion, respectively. An increase in investment purchases and sales activity during the first nine months of 1996 compared to 1995 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of spread-based products and the acquisition of the SBM businesses.

FORWARD-LOOKING STATEMENTS

     The statement of the Company's belief as to the stimulation of future demand for long-term savings and retirement products, including variable and equity-indexed annuity type products, under the heading "General" is a forward-looking statement. Factors that could cause actual results to differ materially from this forward-looking statement include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As a consequence of the acquisition of State Bond and Mortgage Life Insurance Company ("SBM Life") on June 14, 1995, and SBM Life's merger with and into Integrity on December 31, 1995, Integrity became a party to a marketing agreement (the "Agreement") with Multico Marketing Corporation ("Multico"). In reliance upon the Agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and damages of approximately $61 million (the "Multico Action"). Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and recovery of commissions, fees, trailers, overwrites and bonuses paid to Multico in the amount of approximately $9.3 million. Discovery is proceeding between the parties. On May 23, 1996, Integrity filed a motion for summary judgement in the litigation. While the Company believes that the Multico Action is without merit, there can be no assurance that Integrity will prevail in the litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 1996.


     Exhibits

     See Exhibit Index on page 29 of this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1996.

                                      ARM FINANCIAL GROUP, INC.



                                          By:  /s/EDWARD L. ZEMAN
                                              ------------------------------
                                              Edward L. Zeman
                                              Executive Vice President-Chief
                                              Financial Officer (Principal
                                              Financial Officer)


                                          By:  /s/ BARRY G. WARD
                                               -----------------------------
                                              Barry G. Ward
                                              Controller (Principal Accounting
                                              Officer)


                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


==============================================================================
 EXHIBIT
 NUMBER                                  DESCRIPTION
------------------------------------------------------------------------------

   2      Subscription Agreement dated as of July 1, 1996 between ARM Financial
          Group, Inc. and Warren M. Foss. *

  10.1    Assignment and Assumption Agreement dated as of June 28, 1996 between
          Northwestern National Life Insurance Company and ARM Financial Group,
          Inc. *

  10.2    Employment Agreement dated as of July 1, 1996 between ARM Financial
          Group, Inc. and John Franco. *

  10.3    Employment Agreement dated as of July 1, 1996 between ARM Financial
          Group, Inc. and Martin H. Ruby. *

  10.4    Employment Agreement dated as of July 1, 1996 between ARM Financial
          Group, Inc. and David E. Ferguson. *

  10.5    Employment Agreement dated as of July 1, 1996 between ARM Financial
          Group, Inc. and John R. Lindholm. *

   27     Financial Data Schedule (filed herewith).

-----------------
  * Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, filed on October 23, 1996.