Form 10-K
period 1996-12-31
ARM FINANCIAL GROUP INC
filed 1997-03-27
CIK 910562

                          SECURITIES AND EXCHANGE COMMISSION
================================================================================
                               WASHINGTON, D.C.  20549
                                      ----------
                                      FORM 10-K


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996   Commission file number: 33-67268
                                      ----------
                              ARM FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
         Title of each class                      which registered
         -------------------                      ----------------
9.5%  Cumulative Perpetual Preferred Stock    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      /X/ Yes   / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                  / /

    As of February 28, 1997, 23,796 and 1,000 shares of the Registrant's Class A and Class B common stock, respectively, were outstanding, all of which are privately owned and not traded on a public market.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         None

================================================================================

                                  TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----


                                        PART I

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 30


                                       PART II

 5. Market for Registrant's Common Equity
     and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . 31
 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . 32
 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . . 35
 8. Financial Statements and Supplementary Data. . . . . . . . . . . . . . . 53
 9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . 53


                                       PART III
10. Directors and Executive Officers of the Registrant . . . . . . . . . . . 54
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 59
12. Security Ownership of Certain Beneficial Owners and Management . . . . . 65
13. Certain Relationships and Related Transactions . . . . . . . . . . . . . 67


                                       PART IV
14. Exhibits, Financial Statements and Schedules, and Reports on Form 8-K. . 69

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 74
    Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-1
    Index to Financial Statement Schedules . . . . . . . . . . . . . . . . .S-1

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     ARM Financial Group, Inc. (the "Company") specializes in the asset accumulation business, providing retail and institutional customers with products and services designed to serve the growing long-term savings and retirement markets. The Company's earnings are derived from investment spread (the difference between income earned on investments and interest credited on customer deposits) and fee income. The Company's retail products include a variety of fixed, indexed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including stockbrokers, independent agents, independent broker-dealers and financial institutions. The Company offers guaranteed investment contracts ("GICs") to its institutional clients and markets its institutional products and services directly to bank trust departments, plan sponsors, cash management funds, other institutional funds and insurance companies as well as through investment consultants.

     The Company was established in July 1993 and completed its first acquisition in November 1993. The Company's assets under management have grown from $2.3 billion as of December 31, 1993 to $4.8 billion as of December 31, 1996 (after giving effect to the proposed sale of ARM Capital Advisors, LLC ("ARM Capital Advisors") -- see "History"). The Company attributes this growth to internally generated sales, new product offerings and opportunistic acquisitions. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges) have grown from $2.4 million in 1994 to $4.5 million in 1995 and $22.6 million in 1996.

     The Company expects to benefit from demographic trends and a growing demand for retirement savings. As the U.S. population has aged, demand for retirement savings has accelerated. According to U.S. Census Bureau information, approximately 30% of today's population was born during the Baby Boom (1946 to 1964). By the time the Baby Boom generation begins to reach age 65 in 2011, the population between the ages of 45 and 64 -- the peak period for asset accumulation -- is projected to increase by approximately 45% to 79 million.

     The Company also expects to benefit from anticipated higher consumer savings due to an overburdened social security system, extended life spans, corporate restructurings and downsizing, and volatile financial markets. Among the products expected to benefit are tax-advantaged annuities. Annual industry sales of individual annuity products increased dramatically from $65.1 billion in 1990 to a preliminary estimate of $106.6 billion in 1996, with projected growth of at least 9% per year for the next few years, according to an industry study conducted by LIMRA.

STRATEGY

The Company's strategy is focused on the following:

     DEVELOPING AND MARKETING A BROAD ARRAY OF CUSTOMIZED PRODUCTS. The Company believes that long-term success in the asset accumulation industry will depend upon the Company's ability to adapt to rapidly changing consumer preferences in fluctuating interest rate and equity market environments. The Company continually redesigns existing products with enhanced features and continues to develop and sell new and innovative products in the marketplace with a particular focus on minimizing its dependence on any one product and meeting a variety of needs for consumers and distribution channels. The Company works closely with its distributors to develop products that are customized to suit their customers' particular needs. The Company was one of the first to recognize the market opportunity for equity-indexed annuities and in 1996 introduced OMNI, the Company's equity-indexed annuity product. Following initial sales in 1996 the Company expects to introduce a second generation product with enhanced features in the second quarter of 1997. In the institutional market, the Company offers a short-term floating rate GIC product designed to meet the market demand for products with attractive current yields and access to liquidity. In 1997, the Company anticipates introducing products for the synthetic GIC marketplace that will provide institutional clients with either absolute or relative investment performance guarantees.

     CAPTURING A GROWING SHARE OF SALES IN RETAIL DISTRIBUTION CHANNELS.
Over the past few years, the Company has built the infrastructure necessary to support increased growth in the retail market. The Company believes that it can distinguish itself by strengthening its relationships with individual distributors, often referred to as producers. To accomplish this objective, the Company seeks to (i) provide superior service to producers through an expanded and dedicated producer services unit; (ii) enhance the Company's technological platform to permit superior and immediate access for producers to the Company's administrative systems for transacting business; (iii) heighten producers' awareness of its products and insurance affiliates through focused advertisements in industry publications and selective promotional programs; and (iv) quickly develop innovative products with new features and services which are responsive to market needs. For example, as a means to strengthen its relationships with distributors, the Company is in the process of implementing a program whereby certain distributors will have the capability to access remotely the Company's systems and transact business with the Company on-line. The Company also seeks to increase its retail market share by expanding and diversifying its retail distribution channels. For example, in 1996 the Company began offering variable annuities through banks and thrifts. Additionally, the Company recognizes the importance of building and maintaining a strong capital base. Primarily as a result of the Company's strengthened financial condition, A.M. Best Company, Inc. ("A.M. Best") raised the claims-paying ability rating of the Company's insurance subsidiaries from "A-(Excellent)" to "A(Excellent)" in 1995. A further upgrade could help the Company expand its penetration of existing distribution channels.

     ENHANCING EFFECTIVE USE OF TECHNOLOGY. The Company continues to invest in technology designed to enhance the service it provides to producers and customers, increase the efficiency of its operations and allow administration of innovative and complex products. The Company's technology also allows it to respond quickly to customer needs for new products by reducing product development time. In addition, to supplement traditional inquiry and transaction processing methods, the Company's client/server network can provide producers, customers and employees with services and information easily accessible through Internet, voice response and wide-area network ("WAN") technology. The Company believes that these investments in technology are necessary to remain competitive in the marketplace.

     MINIMIZING FIXED COST STRUCTURE. The Company attempts to minimize fixed distribution costs by marketing its products through fiduciaries and other third parties. Unlike many of its competitors, the Company does not maintain its own field sales force, and distributors are primarily paid based on production. As a consequence of its low fixed distribution costs, the Company has greater flexibility to shift the mix of its sales and distribution channels in order to respond to changes in market demand. In addition, the Company believes that its administrative cost structure has benefited from economies of scale achieved as a result of its strategic acquisitions. The relocation of the Company's main processing center in Worthington, Ohio to the Company's headquarters in Louisville, Kentucky, which is scheduled to take place in 1997, is expected to provide further consolidation benefits, in addition to supplementing the effective delivery of service. The Company will continue to evaluate whether certain non-strategic systems and administrative functions should be outsourced to third-party providers.

     IMPLEMENTING AN ADVANCED AND INTEGRATED RISK MANAGEMENT PROCESS. The Company designs its products and manages its capital to achieve a superior return on common equity. The Company's return on average common equity (based on operating earnings and equity before unrealized gains) improved to 19% in 1996. Using its experience in offering investment guarantees in the insurance market sector, the Company employs a highly analytical and disciplined asset/liability risk management approach to develop new products and monitor its investment portfolios and liabilities. The Company does not view asset/liability management as a discrete function to be performed by a separate committee. Instead, asset/liability management permeates every aspect of the Company's operations. Beginning with product design and continuing through the product sale and eventual payout, professionals in each functional area (such as marketing, actuarial, investments, legal, finance and administration) work jointly with a common set of risk/return characteristics to achieve the Company's liquidity and profit objectives
(rather than the specific objectives of any particular functional area). The Company implements this process with the analytical risk and capital management skills and the experience of its management team, supported with sophisticated computer software and an emphasis on securities whose cash flows can be modeled extensively against liability cash flows under different interest rate scenarios. Where the Company cannot match assets and liabilities, these risk components are typically hedged or outsourced. The Company's investment portfolios are currently being managed by ARM Capital Advisors; however, the Company may use additional unaffiliated investment management firms to supplement the services of ARM Capital Advisors in the future. Importantly, the Company has and will continue to monitor the investment practices of these firms to ensure that the Company's prescribed guidelines are followed.

     CONTINUING SUCCESSFUL ACQUISITION RECORD. The Company's first acquisition occurred in 1993 with the acquisition of Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company ("National Integrity") (collectively, the "Integrity Companies"). In 1995, the Company acquired the assets and business operations of SBM Company ("SBM"). By acquiring SBM, the Company met its objectives of growing and diversifying its product offerings and distribution channels and achieving further economies of scale. The Company increased the investment yields of the SBM portfolio while improving its associated risk profile through a restructuring of the investment portfolio, reduced expenses by merging back-office operations into the Company's existing operations and expanded the Company's distribution channels. The Company continues to seek opportunities to purchase interests in blocks of annuity business, other financial service companies and distributors and to enter into marketing partnerships and reinsurance ventures with other insurance companies, all with the goal of achieving greater profitability through growth in market share and further economies of scale.

     MAINTAINING FOCUS ON COMPANY PROFITABILITY. The Company's focus on profitability is supported by an integrated team approach to developing products and operating the Company's business. The Company's compensation system and the equity investments of certain of its employees further reinforce the Company's focus on the objective of profitability. Employees at all levels of the Company are eligible to receive bonuses based on profitability, and as of December 31, 1996, employees (including directors and executive officers of the Company) controlled, directly or indirectly, 9% of the Company's outstanding common stock.

     The Company conducts its different businesses through the following subsidiaries:

     - INTEGRITY -- provides retail, fixed and variable annuities (including the Company's equity-indexed annuity) and institutional GICs;

     - NATIONAL INTEGRITY -- provides retail, fixed and variable annuities and institutional GICs, primarily in New York (wholly owned subsidiary of Integrity);

     - SBM CERTIFICATE COMPANY -- offers face-amount certificates which guarantee a fixed rate of return to investors at a future date. Face-amount certificates are similar to bank-issued certificates of deposit but are regulated by the Investment Company Act of 1940, as amended (the "Investment Company Act") and are not subject to Federal Deposit Insurance Corporation ("FDIC") protection;

     - ARM SECURITIES CORPORATION ("ARM SECURITIES") (FORMERLY KNOWN AS SBM FINANCIAL SERVICES, INC.) -- this broker-dealer supports the Company's retail annuity operations and the Company's sales of independent third party mutual funds; and

     - ARM TRANSFER AGENCY, INC. ("ARM TRANSFER AGENCY") -- provides transfer agent services as needed to support the Company's retail business operations.

     In addition, ARM Capital Advisors, LLC (the successor in interest to ARM Capital Advisors, Inc., a wholly owned subsidiary of the Company whose name will be changed to Integrity Capital Advisors, Inc.), which will remain a 20% owned affiliate after the proposed sale (see "History"), offers fixed income asset management to third-party institutional clients (currently consisting primarily of defined benefit pension plans).

HISTORY

INTEGRITY COMPANIES
     The Company was established in July 1993 by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an investment fund sponsored by Morgan Stanley Group Inc., and Analytical Risk Management, Ltd. (now known as Oldarm L.P.) to acquire Integrity Holdings, Inc. (formerly N.M. U.S. Limited) from The National Mutual Life Association of Australasia Limited ("National Mutual"). In connection with the acquisition, which occurred on November 26, 1993, National Mutual replaced all equity securities, investments in real estate and joint ventures and fixed maturity securities classified as "6" by the National Association of Insurance Commissioners ("NAIC"), with cash in an amount equal to the statutory book value of such assets as of December 31, 1992 adjusted for any additional cash investments or distributions during the period from January 1, 1993 to November 26, 1993. In addition, National Mutual (i) strengthened statutory policyholder reserves and surplus by $24.3 million, (ii) indemnified the Integrity Companies with respect to the payment of principal and interest due on $146.6 million of commercial and agricultural mortgage loans (since reduced through repayments to $36.7 million at December 31, 1996) and supported the indemnification with a $23.0 million escrow arrangement, (iii) provided indemnification as to the availability of net operating and capital loss carryforwards and various tax deductions, (iv) provided the Integrity Companies with indemnification as to future claims for taxes, assessments from guaranty funds and claims from litigation which arise from pre-closing events, (v) terminated all surplus relief reinsurance arrangements, (vi) assumed all obligations under the Integrity Companies' lease for certain office space and
(vii) assumed all obligations for retirement and severance benefits incurred by the Integrity Companies prior to closing.

ARM CAPITAL ADVISORS
     Through its acquisition of the U.S. fixed income unit of Kleinwort Benson Investment Management Americas, Inc. ("KBIMA") in January 1995, the Company obtained a recognized fixed income management service, which became part of the then newly-formed ARM Capital Advisors, to manage the investment portfolios of the Company's subsidiaries. In addition, the acquisition provided for asset management services to institutional clients. Although third-party assets managed by ARM Capital Advisors have grown since the acquisition, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company is in the process of selling an 80% interest in ARM Capital Advisors to an entity controlled by Emad A. Zikry, President of ARM Capital Advisors. The Company expects to recognize an immaterial gain on the sale. Under the proposed terms of the sale, which are being negotiated, ARM Capital Advisors will continue to provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The proposed terms of the sale further provide that after December 31, 1997, the Company can continue to engage and have access to the expertise of ARM Capital Advisors as its investment advisor at agreed upon rates; but, beginning in 1998, the Company may also consider retaining other investment management firms. In connection with the proposed sale, it is anticipated that Mr. Zikry will terminate his employment with the Company. After consummation of the sale, Integrity Capital Advisors, Inc. will act as investment advisor to The Legends Fund, Inc. (the "Legends Fund"), a series-type registered investment company, the investment portfolios of which are offerd through one of the Company's variable annuity products.

SBM COMPANY
     In June 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding capital stock of SBM's subsidiaries, SBM Life (which was subsequently merged with and into Integrity to create certain operating efficiencies), SBM Financial Services, Inc. (which subsequently changed its name to ARM Securities), SBM Certificate Company, and SBM's management contracts with six mutual funds (the "State Bond Mutual Funds"). The Company issued 9,770 shares of common stock, primarily to Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (collectively, the "MSCP Funds"), and used the proceeds from the issuance of new common equity to acquire the assets and business operations of SBM and to make a $19.9 million capital contribution to SBM Life. On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996 and were not considered a strategic line of business for the Company.

     Had the sale of ARM Capital Advisors and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1995, they would have had an immaterial effect on the Company's pro forma net income for the years ended December 31, 1996 and 1995.

PRODUCTS AND SERVICES

     The Company offers a diversified array of products and services to meet the needs of a variety of customers. The Company endeavors to adapt its products to respond to changes in the retail and institutional marketplace and generally seeks to have "a product for every market environment." The Company's retail products include a variety of fixed and variable annuities and face-amount certificates. In addition, the Company's variable annuity products offer customers participation in various investment portfolios, some of which are offered exclusively by the Company's insurance subsidiaries. The Company also offers GICs to its institutional clients.

     The Company derives its earnings from its spread-based and fee-based products and services. With spread-based products, the Company's insurance and face-amount certificate subsidiaries agree to return customer deposits with interest at a specified rate or based on a specified index. As a result, the Company's insurance and face-amount certificate subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With fee-based products and services, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts the investment risk. Because the investment risk is borne by the customer, this line of business requires significantly less capital support than the spread-based business.

SPREAD-BASED BUSINESS
     The Company seeks to maintain level investment spreads regardless of the interest rate environment. To this end, management (i) structures investment asset durations, convexity and liquidity characteristics in conjunction with customer deposit characteristics, (ii) regularly trades investment assets to improve yield while maintaining other portfolio characteristics, (iii) offers an array of products whose credited rates are based on differing points on the yield curve and (iv) actively manages the trade-off between credited rates and persistency.

     The Company's spread-based products include retail single premium deferred annuity ("SPDA") contracts, flexible premium deferred annuity ("FPDA") contracts, single premium endowment ("SPE") contracts, guaranteed rate options ("GROs") of variable annuity contracts and certain FPDA contracts, single premium immediate annuity ("SPIA") contracts, face-amount certificates and institutional GICs as described below. Sales for spread-based business include premiums and deposits received under these products. Spread-based sales for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                      Year Ended December 31,
                              --------------------------------------
(IN MILLIONS)                    1996        1995           1994
--------------------------------------------------------------------
Retail:
  SPDA                          $   8.6      $  44.3 (1)    $  50.5
  FPDA                             29.9         12.5 (2)         --
  GRO                              83.6         47.1           73.4
  Face-amount certificates          8.0         10.7 (3)         --
  Other                             0.5          0.8            7.2
                              --------------------------------------
    Total retail                  130.6        115.4          131.1
Institutional:
  GIC(4)                          747.5        142.2             --
                              --------------------------------------
Total spread-based sales        $ 878.1      $ 257.6        $ 131.1
                              --------------------------------------
                              --------------------------------------

(1) SPDA sales include $6.2 million for the year ended December 31, 1995, which was attributable to the sale of SBM products following the SBM acquisition.
(2) FPDA sales include $12.5 million for the year ended December 31, 1995, which was attributable to the sale of SBM products following the SBM acquisition.
(3)  Attributable to the sale of SBM products following the SBM acquisition.

(4) The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement in late 1995 through a reinsurance agreement with General American. General American cedes 50% of new deposits to Integrity under the reinsurance agreement which the Company recognizes in its spread-based line of business. The Company receives nominal fee income for the 50% portion retained by General American (which the Company recognizes as "other fee income"); accordingly, such deposits are not included in fee-based sales.

     Spread-based assets under management at December 31, 1996, 1995 and 1994 were as follows:



                                                            December 31,
                               -------------------------------------------------------------------
                                         1996                   1995                 1994
                               -------------------------------------------------------------------
                                            Percent of             Percent of           Percent of
(DOLLARS IN MILLIONS)              Amount      Total     Amount       Total    Amount      Total
--------------------------------------------------------------------------------------------------

Retail:
  SPDA                            $  838.2     23.7%    $  969.8 (1)  33.9%   $  804.7     40.4%
  FPDA                               409.5     11.6        436.2 (1)  15.2        --       --
  SPE                                396.7     11.2        403.3      14.1       409.3     20.6
  SPIA                               650.1     18.4        644.8      22.6       639.0     32.1
  GRO                                223.1      6.3        164.5       5.8        92.6      4.7
    Face-amount certificates          50.2      1.4         52.5 (1)   1.8        --       --
  Other                               78.4      2.2         45.1       1.6        44.4      2.2
                               -------------------------------------------------------------------
Total retail                       2,646.2     74.8      2,716.2      95.0     1,990.0    100.0
Institutional:
  GIC(2)                             891.9     25.2        143.2       5.0        --       --
                               -------------------------------------------------------------------
Total spread-based assets under
  management                      $3,538.1    100.0%    $2,859.4     100.0%   $1,990.0    100.0%
                               -------------------------------------------------------------------
                               -------------------------------------------------------------------



(1) Includes amounts acquired in 1995 in connection with the SBM acquisition of $297.7 million (SPDA), $436.2 million (FPDA) and $52.5 million (face-amount certificates).

(2) The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement late in 1995 through a reinsurance agreement with General American. See "Guaranteed Investment Contracts."

     SINGLE PREMIUM DEFERRED ANNUITY CONTRACTS. Single premium deferred annuity contracts are sold through stockbrokers, independent agents, independent broker-dealers and financial institutions. Under these contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually or semi-annually thereafter, subject to guaranteed minimum crediting rates set forth in the contracts (currently 3% or 4%). The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. No front-end sales charges are imposed for purchases of such contracts, but all such contracts contain surrender charges for withdrawals in excess of a specified amount during the surrender charge period. These surrender charges vary depending upon the guarantee periods in the contracts.

     FLEXIBLE PREMIUM DEFERRED ANNUITY CONTRACTS. Flexible premium deferred annuity contracts are marketed primarily through independent agents. Under these contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually thereafter. FPDA contract holders can make additional contributions, subject to minimums, after the contract is issued. The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. Certain FPDA contracts, which were acquired as a result of the SBM acquisition and which are not currently marketed by the Company, are qualified under section 403(b) of the Internal Revenue Code of 1986, as amended, and were sold to qualified employers such as public school districts and churches. The Company developed a new FPDA product, OMNI, in 1995, with sales commencing in February 1996. This new product furnishes customers with the ability to allocate assets among equity index-based returns and guaranteed rates of return. The index-based options offer the upside potential tied to a percentage of the appreciation in the S&P 500 Price Index, but protect the customer against the related downside risk through a guarantee of principal by the issuing insurance company. By hedging the equity-based risk component of the product through the purchase of call options or other investment strategies, the Company is separately able to concentrate on managing the interest rate spread component.

     SINGLE PREMIUM ENDOWMENT CONTRACTS. While single premium endowment contracts continue to represent a significant portion of the Company's insurance subsidiaries' business in force, as a result of changes in applicable tax laws, the Company is no longer selling this product. Under these contracts, principal is guaranteed, and the face amount of the policy is paid upon the death of the insured. The contracts are credited with a specified rate of interest that is guaranteed for a period of time and then reset annually thereafter, subject to guaranteed minimums and certain other restrictions. The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. Due to changes in applicable tax laws, and the consequential loss of tax benefits associated with SPEs in the event of a withdrawal, and because the interest rate on SPEs is reset annually based on the intermediate term section of the yield curve, the Company believes that the level of surrenders of SPEs associated with increases in interest rates will be lower than would otherwise be the case.

     SINGLE PREMIUM IMMEDIATE ANNUITY CONTRACTS. Single premium immediate annuity contracts were historically marketed by the Company to insurance companies and defendants in connection with lawsuits involving structured liability settlements. As a result of changes in the marketing environment for this product and the increased competition in pricing, the Company's insurance subsidiaries are not currently focusing on this segment of the immediate annuity marketplace. SPIA contracts provide guaranteed payments to contract holders and are not subject to surrender. Pricing is determined by reference to the long-term end of the yield curve.

     GUARANTEED RATE OPTIONS. Guaranteed rate options provide a fixed-rate investment alternative for holders of the Company's variable annuity contracts and are also issued as a separate product by the Company's insurance subsidiaries. GROs, which were first introduced by the Company's insurance subsidiaries in 1994, allow customers to lock in a fixed return for three, five, seven or ten years. There are no up-front or annual fees attached to these options, but surrender charges apply to withdrawals in excess of a stated maximum. Funds may be transferred to or from any of the guarantee periods (or other investment options within the variable annuity contract) subject to a market value adjustment ("MVA"). The MVA can be either positive or negative, but the customer is guaranteed principal by the issuing insurance company plus a return of 3%, before surrender charges. Transfers at the end of a guarantee period are not subject to the MVA provision. The MVA provision is intended to offset the gain or loss attributable to the impact of changes in interest rates on the market value of assets that would be sold to fund surrenders occurring prior to the end of the guarantee period. The Company currently uses an immunized investment strategy designed to achieve a target return over the selected time horizon despite interest rate volatility. Deposits into GROs are held in a separate account established by the insurance company.

     FACE-AMOUNT CERTIFICATES. Face-amount certificates are obligations of SBM Certificate Company which require it to pay holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. Holders are required to accept a reduced rate of interest it they withdraw their investment prior to the maturity date. The Company selects the interest rate offered on face-amount certificates based on the short to intermediate term sections of the yield curve. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money. Face-amount certificates are regulated under the Investment Company Act and, unlike bank certificates of deposit of less than $100,000, are not guaranteed by the FDIC. The Company continues to investigate opportunities to expand upon its face-amount certificate retail distribution channels.

     GUARANTEED INVESTMENT CONTRACTS. Guaranteed investment contracts are issued to institutional customers by the Company primarily through a marketing partnership with General American Life Insurance Company ("General American"), which began originally as a fee-based arrangement in March 1993. The marketing partnership with General American permits the Company to use its established distribution channel contacts to market GICs in conjunction with the financial strength of General American's higher claims-paying ability ratings. The Company markets General American contracts which have been designed by the Company to meet customer needs. Since September 1995, General American has ceded 50% of new deposits to Integrity under a coinsurance agreement. The interest rate on GICs is typically based upon a short-term floating rate, such as the London Interbank Offered Rate ("LIBOR"), which periodically resets to provide current yields. GIC products offered by the Company are designed and have historically been held by customers as long-term core investments, even though under many contracts customers have the option to liquidate their holdings with written notice of thirty days or less. The Company has experienced withdrawals by GIC customers of approximately 5.6% and 3.1% of average GIC customer deposits for the years ended December 31, 1996 and 1995, respectively.

FEE-BASED BUSINESS
     The Company's fee-based business is less capital intensive than the spread-based business and generally provides the Company with a more diversified source of income, due to the relative insensitivity of fee-based income to changes in interest rates. However, significant decreases in price levels in the securities market could adversely affect the level of fee income earned by the Company from variable annuities and, thereby, the Company's results of operations.

     Fee-based products include investment portfolio options of variable annuity contracts and services in connection with the Company's marketing arrangements for GIC products. Sales for fee-based business represent premiums and deposits for the investment portfolio options of variable annuity contracts and off-balance sheet deposits under marketing partnerships. The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement in late 1995 through a reinsurance agreement executed with General American. General American cedes 50% of new deposits to Integrity under the reinsurance agreement which the Company reports in its spread-based line of business. The Company receives nominal fee income for the 50% portion retained by General American, which the Company reports as "other fee income." Fee-based sales for years ended December 31, 1996, 1995 and 1994 were as follows:


                                                            Year Ended December 31,
                                                     ------------------------------------
(IN MILLIONS)                                            1996           1995      1994
-----------------------------------------------------------------------------------------
Retail:
  Investment portfolio options of variable annuities   $  200.1       $  177.7  $  230.2
  Other                                                    --             --         0.9
                                                     ------------------------------------
    Total retail                                          200.1          177.7     231.1
Institutional:
  Marketing partnerships(1)                                --   (2)      272.9      59.3
                                                     ------------------------------------
Total fee-based sales(3)                               $  200.1       $  450.6  $  290.4
                                                     ------------------------------------
                                                     ------------------------------------


(1)  Off-balance sheet item.
(2) The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement in late 1995 through a reinsurance agreement with General American.
(3) Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total fee-based sales for the years ended December 31, 1996 and 1995 were $1,866.1 million and $930.2 million, respectively, including such deposits.


     Fee-based assets under management at December 31, 1996, 1995 and 1994 were as follows:


                                                                             December 31,
                                                       ---------------------------------------------------------
                                                             1996                1995                1994
                                                       ---------------------------------------------------------
(DOLLARS IN MILLIONS)                                   Amount   Percent   Amount    Percent   Amount    Percent
----------------------------------------------------------------------------------------------------------------
Retail:
  Investment portfolio options of variable annuities   $  844.3    69.7%  $  617.3     61.4%   $ 388.9     76.3%

Institutional:
  Marketing partnerships(1)                               366.2    30.3      387.3     38.6      121.0     23.7
                                                       ---------------------------------------------------------
Total fee-based assets
under management(2)                                    $1,210.5   100.0%  $1,004.6    100.0%   $ 509.9    100.0%
                                                       ---------------------------------------------------------
                                                       ---------------------------------------------------------


(1)  Off-balance sheet item.
(2) Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total fee-based assets under management at December 31, 1996 and 1995 were $3,937.9 million and $2,443.7 million, respectively, including such assets.

     VARIABLE ANNUITY CONTRACTS. Variable annuity contracts issued by the Company's insurance subsidiaries are distributed through independent broker-dealers, stockbrokers and financial institutions. Under variable annuity contracts, customers may allocate all or a portion of their account values to a separate account that invests in shares of one or more investment portfolios (registered investment companies). Values in the separate account will vary with the investment performance of the underlying investment portfolio. The Integrity Companies receive income in the form of mortality and expense fees based primarily on the market value of the invested deposits and of administrative expense charges in connection with variable annuity contract deposits in investment portfolios. The Company reinsures most of the mortality risk associated with its variable annuity contracts. The Integrity Companies also receive spread income from deposits allocated to the Company's GRO products. Because the investment risk under the investment portfolio options of variable annuity products is borne by the customer, these products are treated as securities under federal securities laws and, therefore, the salespeople are both appointed as insurance agents for the Company's insurance subsidiaries and registered as securities representatives. In addition, ARM Capital Advisors earns fee income by serving as an advisory manager and by providing supervisory and administrative services to the portfolios of the Legends Fund. Shares of the Legends Fund are offered only to the separate accounts of Integrity and National Integrity.

     MARKETING PARTNERSHIP ARRANGEMENTS. The Company is currently party to a marketing partnership arrangement with General American (with respect to GICs) and, as part of such arrangement, the Company receives fees for certain administrative, asset/liability, product development and marketing support activities associated with GIC deposits that are recorded on General American's balance sheet. In addition, the Company's fee-based marketing and product development relationship with General American has led to opportunities for spread-based business through reinsurance of the products involved, currently GICs. Since September 1995, the Company's insurance subsidiaries have been participants in reinsurance agreements with General American, assuming 50% of certain GIC business on a coinsurance basis. The Company may enter into marketing partnership arrangements with other unaffiliated insurance companies in the future.

DISTRIBUTION

RETAIL DISTRIBUTION
     The Company's retail distribution strategy is focused on diversifying sales of its products across various distribution channels, reducing its reliance on any one third-party marketing organization and providing superior services to its producers and customers. Currently, the Company's fixed, variable and equity-indexed annuities are sold through the stockbroker, independent agent, independent broker-dealer and financial institution channels. In addition, registered representatives affiliated with ARM Securities sell the Company's face-amount certificates and independent third-party mutual funds.

     During 1996, the Company began the process of working with its distribution channels to enhance its existing products and develop new products that are customized to meet the needs of customers in each channel. The Company has initiated a streamlined product development process designed to enable the Company to respond quickly to changes in the marketplace and reduce the time required to introduce new or enhanced products. By working with distribution channels in this manner, the Company was one of the first to recognize the market opportunity for equity-indexed annuities and introduced OMNI, the Company's equity-indexed annuity product in mid-1996. Based on these initial marketing efforts, the Company is currently developing a second generation of equity-indexed products that will provide enhanced benefits to customers in the independent agent channel and will be more appealing to other distribution channels. The Company's 1997 product development efforts will also include the addition of new investment options to GRANDMASTER and PINNACLE, the Company's variable annuity products, and the introduction of a new product customized for the financial institution channel.

     In addition to diversifying sales across distribution channels, the Company is focused on reducing its reliance on any one third-party marketing organization. During 1996, this effort involved the development of an in-house wholesaling unit, a function that in 1995 was performed by an outside marketing organization. This unit works in the stockbroker and independent agent channels and is responsible for generating sales from existing producers, recruiting and developing new producers and promoting the features and benefits of the Company's products through seminars and one-on-one meetings with producers. As a result of these efforts, sales in the stockbroker and independent agent channels increased to 21.2% and 18.3%, respectively, of total retail sales in 1996 compared with 16.8% and 7.5%, respectively, in 1995.

     To strengthen relationships with existing producers and assist the wholesaling unit in recruiting new producers, the Company has significantly expanded its in-house capability to provide service to producers and to promote the Company's products and services. Company representatives directly servicing producers have immediate system response capabilities for virtually any service request through the Company's PC-based client/server system. Service requests can also be turned into sales opportunities by keeping producers informed of new product features and current rate and performance information. In addition, through this servicing group, the Company works with producers and customers to retain existing business. As a result of a program implemented in 1994 to improve persistency, the Company was able to retain $21.0 million and $42.0 million in retail annuity business during 1996 and 1995, respectively, from customers who had initiated requests to surrender their policies and were provided with additional choices and incentives to keep their deposits with the Company.

     By diversifying distribution channels, the Company can reduce the impact of losing any one channel. The Company seeks to expand the depth and breadth of existing channels to capture additional market share without relying on the capabilities and influence of a small number of producers.

     Retail sales by market and distribution channel for the years ended December 31, 1996 and 1995 were as follows:

                                       Year Ended December 31,
                                -------------------------------------
                                      1996                1995
                                -------------------------------------
                                         Percent             Percent
(DOLLARS IN MILLIONS)            Amount  of Total    Amount  of Total
---------------------------------------------------------------------
Distribution channel:
  Stockbrokers                  $  70.2     21.2%   $  49.3     16.8%
  Independent agents               60.6     18.3       22.1      7.5
  Independent broker-dealers      199.0     60.2      212.6     72.5
  Financial institutions            0.9      0.3        9.1      3.2
                                -------------------------------------
Total sales*                    $ 330.7    100.0%   $ 293.1    100.0%
                                -------------------------------------
                                -------------------------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for the State Bond Mutual Funds. Total retail sales for the years ended December 31, 1996 and 1995 were $342.7 million and $300.9 million, respectively, including such deposits.


INSTITUTIONAL DISTRIBUTION

     In the institutional market, a significant level of assets can be gathered to manage with relatively minimal overhead or marketing expenses. A small team of in-house marketing professionals is able to market and sell the Company's products. The Company's products are distributed directly to defined contribution plans, bank trust departments, investment managers, consultants, corporate treasurers, cash management funds, endowments and foundations, and other insurance companies. With products where the Company's financial strength ratings constrain in its ability to underwrite products directly, the Company structures arrangements with highly rated and respected partners, in essence, to raise the level of credit strength backing the performance guarantees.

     Institutional sales by in-house marketing professionals for the years ended December 31, 1996 and 1995 were $747.5 million and $415.1 million, respectively. These sales do not include deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients. Institutional sales including such deposits for the years ended December 31, 1996 and 1995 were $2,401.5 million and $886.9 million, respectively.

ASSET/LIABILITY SPREAD MANAGEMENT

     The Company views asset/liability spread management as an integrated process, rather than as a series of segregated functions, and integrates this process into each aspect of its operations. The

Company's overall goal is to ensure that invested asset cash flows will be sufficient to meet all customer obligations and to maximize investment spreads on a consistent basis. Beginning with product design and continuing through the product sale and eventual payout, professionals in each functional area (such as marketing, actuarial, investments, legal, finance and administration) work jointly with a common set of risk/return characteristics toward the goal of achieving the Company's liquidity and profit objectives (rather than the specific objectives of any particular functional area). The Company also conducts periodic thorough analyses of its assets and liabilities using sophisticated software to model the effect of changes in economic conditions on both its assets and liabilities.

     During product development, the Company sets product features and rate crediting strategies only after it has devised an appropriate investment strategy that matches the features of the product. The Company employs an extensive, iterative modeling process to test various asset combinations against proposed product features over sets of randomly generated interest rate scenarios. The modeling evaluates whether a particular investment strategy, when matched with the product features under consideration, will provide adequate cash flow and generate returns that exceed specified minimum targets consistently and without significant fluctuations. If necessary, the Company redesigns investment strategies or product features until these objectives are met.

     The Company utilizes a few key strategies in managing its spread-based products. One example is an immunization strategy currently used for the Company's GRO products, in which a portfolio of assets is constructed and managed to seek a predictable return over a pre-established time horizon. By the way the Company engineers and packages these products, the Company is able to custom design and deliver products to suit the needs of different types of customers in both the retail and institutional marketplaces. This approach also allows the Company to leverage its resources and expertise.

     Once the Company has identified an asset portfolio having the desired performance characteristics, the Company's investment managers have the flexibility to trade the portfolio in order to maximize yields while remaining within well-defined risk parameters (such as duration, convexity, credit quality and liquidity). In so doing, these professionals follow prescribed measures designed to (i) minimize anticipated defaults, (ii) minimize anticipated call, prepayment or extension losses and (iii) enhance yield through sector rotation and security selection. In addition, the Company aims to generate and maintain liquidity from scheduled interest and principal payments, projected prepayments and early calls, cash on hand, floating rate securities and lines of credit (but not from new product sales), sufficient to presently cover approximately two times expected cash needs (for benefits, withdrawals, expenses and dividends) without having to sell any investments at a material loss.

     Internal control measures are in place throughout the process to make any necessary adjustments in the investment portfolio as promptly as possible. For example, company personnel assess, independently of portfolio managers, whether trades would alter portfolio characteristics and how investment yields or realized gains or losses would be accounted for under statutory accounting practices and generally accepted accounting principles ("GAAP"). The Company also remodels its assets and liabilities periodically to determine whether any significant changes in assumptions or interest rates have occurred or have been overlooked.

     In pursuing its investment spread objectives, the Company focuses primarily on cash flows to expected maturities on its investments, which are quantifiable and measurable, rather than on estimated total returns to expected maturities or to some intermediate date. This approach permits the Company to measure specifically the changes in yield and cash flow on its investments at any given time. This approach emphasizes securities which are liquid and easily tradeable. For certain investments, such as common equities, real estate investments and direct mortgages, the fair market value may be relatively difficult to determine or predict, thereby further increasing the difficulty of calculating total return. As a result, the Company invests primarily in fixed-income securities, which can be more easily modeled and hedged.

     The Company's array of spread-based deposits, with crediting rates pegged to various points on the interest rate yield curve, also supports the Company's approach to asset/liability management. The liability structures, in combination with asset structures, generally are aimed at providing balance in the portfolio as interest rates fluctuate. As a result, the Company believes it is better positioned to achieve stable margins. In addition, the Company believes that this diversity gives it flexibility to respond to changing market conditions and to take advantage of investment opportunities.

SURRENDERS

     To encourage persistency and discourage withdrawals, the Company's spread-based and fee-based insurance products generally incorporate surrender charges, market value adjustments and/or other features which may discourage or prevent such surrenders or withdrawals for a specified number of years. As of December 31, 1996, the Company had approximately $1.7 billion of customer deposits (39% of total customer deposits) which were no longer subject to surrender charges or other restrictions on withdrawal. During 1997, surrender charges will no longer apply to additional existing customer deposits of approximately $153.8 million. During the third quarter of 1994 and continuing to date, the Company began implementing programs designed to improve persistency. Such programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other product offerings available.

REINSURANCE CEDED

     The Company's insurance subsidiaries reinsure risks under certain of their products with other insurance companies through reinsurance agreements. Through these reinsurance agreements, substantially all mortality risks associated with SPE and variable annuity deposits, and substantially all risks associated with the variable life business have been reinsured. The Company's primary reinsurers in respect of mortality risks associated with SPE deposits are Swiss Reinsurance Company, RGA Reinsurance Company and The Equitable Life Assurance Society, which are respectively rated A+, A+ and A by A.M. Best. Connecticut General Life Insurance Company is the Company's principal reinsurer of the mortality risks associated with variable annuity deposits and is rated A+ by A.M. Best. Phoenix Home Life Mutual and American Franklin Life are the Company's principal reinsurers in respect of risks associated with the variable life business and are respectively rated A and A++ by A.M. Best. In addition, Integrity cedes a block of SBM Life SPDAs on a coinsurance basis to Harbourton Reassurance, Inc., and in accordance with the treaty all assets supporting the liabilities are held in trust. Reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business; the ceding reinsurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

RATINGS AND RATING AGENCIES

     Insurance companies are rated by independent rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate a higher relative level of financial stability and a stronger ability to pay claims. The basis for an opinion on a particular rating includes such factors as capital resources, financial strength, demonstrated management expertise and stability of cash flow as well as the quality of investment operations, administration and marketing. These particular types of ratings are based upon factors relevant to policyholders and are not directed toward protection of stockholders. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security. The Company's insurance subsidiaries currently hold ratings from four such rating agencies: A.M. Best, Standard & Poor's Corporation ("S&P"), Duff & Phelps and Moody's Investors Service ("Moody's").

     The Company's insurance subsidiaries are currently classified "A (Excellent)" by A.M. Best, reflecting an upgrade from A- in October 1995. A.M. Best's ratings are based upon an evaluation of the insurer's financial and operating performance. A.M. Best's ratings range from "A++ (Superior)" to "F (In liquidation)", and some companies are not rated.

     The Company's insurance subsidiaries currently hold an "A (Good)" claims-paying ability rating from S&P. This rating is based on current information provided by the Company and other reliable sources on a voluntary basis. The S&P claims-paying ability rating categories range from "AAA (Superior)" to "D (Liquidation)."

     In addition, the Company's insurance subsidiaries currently hold an "A-1" short-term rating from S&P. The short-term rating is used for any obligation whose maturity is typically one year or less or would apply to a put option or demand feature which would give the policyholder the right to receive their funds within one year. The S&P short-term rating categories range from "A-1+" to "D."

     Duff & Phelps provides claims-paying ability ratings which concern only the likelihood of timely payment of policyholder obligations, and not the ability to pay non-policyholder obligations. The Company's insurance subsidiaries currently have a claims-paying ability rating from Duff & Phelps of "A+ (High)" and a short-term claims paying ability of "D-1." Duff & Phelps claims-paying ability ratings range from "AAA" to "DD" and short-term claims paying ability ratings range from "D-1+" to "D-5".

     Moody's has currently assigned the Company's insurance subsidiaries a "Baa1 (Adequate)" insurance financial strength rating. Moody's financial strength rating reflects an insurance company's ability to pay policyholder obligations and claims. Moody's ratings range from "Aaa (Exceptional)" to "C (Lowest)," and some companies are not rated.

     Customers and many financial institutions and broker-dealers tend to focus on the A.M. Best ratings of an insurer in determining whether to buy or market the insurer's annuities. If any of the Company's ratings were downgraded from their current levels or if the ratings of the Company's competitors improved and the Company's did not, the ability of the Company to distribute its products and the persistency of its existing business could be adversely affected. Each of the rating agencies reviews its ratings periodically, and there can be no assurance that the Company's current ratings will be maintained in the future.

PRODUCER AND CUSTOMER SERVICE, TECHNOLOGY AND ADMINISTRATION

     The Company seeks to build a strong customer base by offering high quality and easily accessible service. To this end, the Company's objective is to maintain an administrative infrastructure utilizing up-to-date technology, efficient and effective work flow processes and well-trained personnel. This infrastructure helps to bring new products to market quickly, enhance product features and provide timely, accurate information to producers, customers and management.

     Sharing information across the organization supports the integrated nature of the Company's business operations. Management believes that a PC-based client/server data processing platform provides users with direct access to information on a more efficient basis than a mainframe system. A WAN links all voice and data communications in the Company's principal locations of Kentucky, Ohio, New York and, following the SBM acquisition, Minnesota. With proper security clearances, employees may access data bases on file servers at any location. In addition, the Company has expanded automated interfaces between systems to help minimize the potential for error from manual intervention, reduce costs and strengthen internal controls. Some of these servers are owned and operated directly by the Company. Other servers and some mainframe systems are operated by external entities with whom the Company contracts to perform certain investment and administrative related functions. In 1997, the Company's main processing center in Worthington, Ohio is being moved to and consolidated with the corporate headquarters in Louisville in order to improve the effectiveness of service delivery. The Company is planning to outsource certain systems or administrative functions in which the Company does not possess critical mass at this time.

     In addition to expanding its WAN during 1996, the Company completed a restructuring of its organizational and work flow management processes with the objective of creating additional operating efficiencies. The Company has implemented an image management and automated work flow management system in order to significantly reduce the amount of paper and manual work that is required to process transactions and to perform customer service. Software development efforts and systems migration projects are intended to eliminate computer processing redundancies in some lines of business and enhance the Company's capability to bring increasingly complex and competitive products and services to market. Producer customer service capabilities have expanded with the Company's introduction in 1996 of an automated voice response system for a majority of its retail customers. These customers now have twenty-four hour access to account and unit values of their annuities. This alternative supplements producers and customers speaking directly with the Company's representatives or sending service requests through traditional mail services or the Internet.

     A significantly expanded Producer Services unit is dedicated to supporting producers and promoting Company products and services to them. Through "one-stop shopping," producers have direct telecommunications access to these representatives. These representatives have immediate system response capabilities for virtually any service request through the Company's PC-based client/server system. Service requests can also be turned into sales opportunities by keeping producers informed on new product features or current rate and performance information.

     Technology also allows the Company's producers and customers to be more closely linked to the Company. The Company has developed and is in the process of implementing technology which will expand its existing on-line Internet services and provide new services to its producers and customers. For example, through either the Internet or direct high speed phone lines, the Company can equip bank representatives with the ability to offer the issuance of annuities instantaneously in their branch offices. In addition, the Company's producers and customers will have similar access to certain service features and inquiry functions such as daily account values, investment transfers, policy forms and sales literature.

     The Company's Producer Services unit, through direct customer contact, has also achieved measurable success with the retention of business. As a result of a program implemented in 1994 to improve persistency, the Company was able to retain $21.0 million and $42.0 million in annuity business during 1996 and 1995, respectively, from customers who had initiated requests to surrender their policies. These customers were provided with additional choices and incentives to keep their deposits with the Company. This same unit proactively communicates with annuity customers to advise them of the insurance subsidiaries' financial strength and recent activities.

     The Company maintains current plans to recover its systems and operations promptly in the event of a disaster. For critical WAN applications, redundant servers with backed-up data are in place in New York City, Worthington, Ohio and Louisville, Kentucky, the Company's primary operating sites. Key functions are intended to be available within a matter of a few hours. The Company intends to develop revised disaster recovery plans with the anticipated move of operations to Louisville to provide a similar level of recovery. For recovery of computer systems accessed through external parties, these vendors provide their own disaster recovery plans. Offsite storage of magnetic media ensures that data processing systems and the imaging system can be restored in the event of a disaster.

COMPETITION

     The financial services industry is highly competitive, and each of the Company's subsidiaries competes with companies that are significantly larger and have greater access to financial and other resources.

     The life insurance industry comprises approximately 1,800 companies in the United States and is highly competitive, with no one company dominating any of the principal markets in which the Company's insurance subsidiaries operate. Many insurance companies and insurance holding companies have substantially greater capital and surplus, larger and more diversified portfolios of life insurance policies and annuities, higher ratings and greater access to distribution channels than the Company's insurance subsidiaries. Competition is based upon many factors, such as the form and content of annuity policies, premiums charged, investment return, customer service, access to distribution channels, financial strength and ratings of the company, experience and reputation. The Company's insurance subsidiaries also encounter increasing competition from banks, securities brokerage firms, mutual funds and other financial intermediaries marketing insurance products, annuities and other forms of savings and pension products.

     On January 18, 1995, the United States Supreme Court held in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held on March 26, 1996 in Barnett Bank of Marion County v. Nelson that state laws prohibiting national banks from selling insurance in small town locations are pre-empted by federal law. The Office of the Comptroller of the Currency also adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing potential competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, the Company may encounter increased competition from banks in the future. The Company believes that the fact that it is not hampered with a large captive sales force like many insurance companies is an advantage in enabling the Company to create strategic alliances with banks and other financial institutions.

     The principal competitive factors in the sale of annuity products are product features, perceived stability of the insurer, customer service, name recognition, crediting rates, and commissions. The Company's insurance subsidiaries compete in their markets with numerous major national life insurance companies. Management believes that its ability to compete with other insurance companies is dependent upon its ability to develop competitive products with unique features and services that focus on the needs of targeted market segments and to build market share.

REGULATION

     The Company's business activities are subject to extensive regulation. Set forth below is a summary discussion of the principal regulatory requirements applicable to the Company.

INSURANCE REGULATION
     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are organized and in the other jurisdictions where they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers including granting and revoking licenses to transact business, regulation of marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval, and other related matters. The primary purpose of such supervision and regulation under the insurance statutes of Ohio and New York, as well as other jurisdictions, is the protection of policyholders rather than investors or shareholders of an insurer. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

     In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Over the past few years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. Specifically, the NAIC "Codification of Statutory Accounting Principles" project may revamp the current statutory accounting practices for the Company's insurance subsidiaries. Certain proposals under consideration may have a negative impact on the statutory surplus of the Company's insurance subsidiaries and thus their ability to pay dividends to the Company. Issue papers have been released for industry review and a first draft of the accounting practices manual is expected to be issued by the NAIC in 1997. This project will not undermine the states' authority to make a final determination on acceptable and appropriate accounting practices as the NAIC proposals are subject to implementation only upon legislative enactment by the applicable state legislature. The Company is monitoring developments in the regulatory area and assessing the potential effects any changes would have on the Company.

     Although the federal government currently does not directly regulate the business of insurance generally, federal initiatives can significantly affect the insurance business. Legislation has been introduced from time to time in Congress that could result in the federal government assuming a role in the regulation of insurance companies. Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States in order to decide whether some form of federal regulation of insurance companies would be appropriate. It is not possible to predict the outcome of any such congressional activity, which could result in the federal government assuming some role in the regulation of the insurance industry, or the potential effects thereof on the Company.

     INSURANCE HOLDING COMPANY REGULATION. The Company and its affiliates are subject to regulation under the insurance holding company statutes of Ohio, the domiciliary state of Integrity, and of New York, the domiciliary state of National Integrity, and under the insurance statutes of other states in which the Integrity Companies are licensed to transact the business of insurance. Most states have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. The Integrity Companies are required to file certain reports in Ohio, New York and certain other states, including information concerning their capital structure, ownership, financial condition and general business operations. The Ohio and New York insurance laws also require prior notice or approval of changes in control of an insurer or its holding companies and of material intercorporate transfers of assets and material agreements between an insurer and affiliates within the holding company structure. Under the Ohio and New York insurance laws, any person, corporation or other entity which seeks to acquire, directly or indirectly, 10% or more of the voting securities of an Ohio or New York insurance company or any of its parent companies is presumed to acquire "control" of such insurance company and must obtain the prior approval of the Ohio Insurance Director and New York Insurance Superintendent, respectively. Prior to acquiring such control, the proposed acquirer must either file an application containing certain information including, but not limited to, the identity and background of the acquirer and its affiliates and the source and amount of funds to be used to effect the acquisition, or obtain an exemption from the approval requirement.

     In the event of a default on the Company's debt or the insolvency, liquidation or other reorganization of the Company, the creditors and stockholders of the Company will have no right to proceed against the assets of Integrity or National Integrity or to cause their liquidation under federal or state bankruptcy laws. Insurance companies are not subject to such bankruptcy laws but are, instead, governed by state insurance laws relating to liquidation or rehabilitation due to insolvency or impaired financial condition. Therefore, if Integrity or National Integrity were to be liquidated or be the subject of rehabilitation proceedings, such liquidation or rehabilitation proceedings would be conducted by the Ohio Insurance Director and the New York Insurance Superintendent, respectively, as the receiver with respect to all of Integrity's or National Integrity's assets and business. Under the Ohio and New York insurance laws, all creditors of Integrity or National Integrity, including policyholders, would be entitled to payment in full from such assets before the Company or Integrity Holdings, Inc. as indirect or direct stockholders, would be entitled to receive any distribution therefrom.

     DIVIDEND RESTRICTIONS. The Company's ability to declare and pay dividends will be affected by Ohio and New York laws regulating the ability of National Integrity to pay dividends to Integrity and the ability of Integrity to pay dividends to the Company.

     Under Ohio law, an Ohio domestic life insurance company may not make, without the prior approval of the Ohio Insurance Director, dividend payments in excess of the greater of (i) 10% of such insurance company's statutory capital and surplus as of the preceding December 31 and (ii) such insurance company's statutory net income for the preceding year. Under New York insurance law, National Integrity may pay dividends to Integrity only out of its earnings and surplus and may not distribute any dividends without at least 30 days' prior written notice to the New York Insurance Superintendent, who may disapprove a proposed dividend upon a determination that National Integrity's financial condition does not warrant such distribution. Because National Integrity is a subsidiary of Integrity, dividend payments made by National Integrity to Integrity must be made in compliance with New York standards, and the ability of Integrity to pass those dividends on to the Company is subject to compliance with Ohio standards.

     The maximum dividend payments that Integrity could have made to the Company during 1996 were $17.6 million; dividends in the amount of $16.0 million were paid during 1996. For 1997, the maximum dividend payments that may be made by Integrity to the Company are $26.0 million of which $7.0 million was paid in the first quarter of 1997.

     MANDATORY INVESTMENT RESERVE. Under NAIC rules, life insurance companies must maintain an asset valuation reserve ("AVR"), supplemented by an interest maintenance reserve ("IMR"). These reserves are recorded for purposes of statutory accounting practices; they are not recorded under the provisions of GAAP and therefore have no impact on the Company's reported results of operations or financial position. These reserves affect the determination of statutory surplus, and changes in such reserves may impact the ability of the Integrity Companies to pay dividends or other distributions to the Company. The extent of the impact of the AVR will depend upon the future composition of the investment portfolio of the Integrity Companies. The extent of the impact of the IMR will depend upon the extent of the gains and losses of the Integrity Companies' investment portfolio and the related amortization thereof. Based on the current investment portfolio of the Company's insurance subsidiaries, the Company does not anticipate that expected provisions for the AVR and IMR will materially adversely affect the ability of the Integrity Companies to pay dividends or other distributions to the Company.

     RISK-BASED CAPITAL REQUIREMENTS. The NAIC Risk-Based Capital ("RBC") requirements evaluate the adequacy of a life insurance company's adjusted statutory capital and surplus in relation to investment, insurance and other business risks. The RBC formula is used by the states as an early warning tool to identify potential weakly capitalized companies for the purpose of initiating regulatory action and is not designed to be a basis for ranking the financial strength of insurance companies. In addition, the formula defines a minimum capital standard which supplements the previous system of low fixed minimum capital and surplus requirements. The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's adjusted capital and surplus to its RBC.

     The consolidated statutory-basis capital and surplus of the Company's life insurance subsidiaries totaled $163.8 million and $146.0 million at December 31, 1996 and 1995, respectively, and were substantially in excess of the minimum level of RBC that would require regulatory action. In addition, the consolidated statutory-basis AVRs of the Company's insurance subsidiaries totaled $15.6 million and $14.4 million at December 31, 1996 and 1995, respectively (excluding voluntary reserves of $12.5 million and $5.0 million at December 31, 1996 and 1995, respectively). These reserves, together with voluntary reserves, are generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators.

     GUARANTY FUND ASSESSMENTS. Under the insurance guaranty fund laws existing in each state, insurers licensed to do business in the state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In connection with the acquisition by the Company of the Integrity Companies from National Mutual, National Mutual agreed to indemnify the Company for guaranty fund assessments levied in respect of companies declared insolvent or subject to conservatorship prior to November 26, 1993. The amounts actually assessed to and paid by the Company's insurance subsidiaries for the years ended December 31, 1996, 1995 and 1994 were approximately $1.5 million, $1.1 million and $0.7 million, respectively. Of such amounts, approximately $0.5 million, $0.4 million and $0.7 million, respectively, were reimbursed by National Mutual under its indemnity obligation to the Company. Because such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. During 1996, 1995 and 1994, the Company recorded provisions for future state guaranty fund association assessments of $1.6 million, $0.3 million and $0.4 million, respectively. At December 31, 1996, the Company's reserve for such assessments was $6.6 million. No assurance can be given that the Company's reserve for assessments or such indemnity will be adequate in the event of any loss suffered by the Company in respect of any assessment made under state insurance guaranty fund laws. The reserve does not include any provision for future assessments related to unknown failures or to known failures for which no estimate of the Company's exposure currently can be made. The Company estimates its reserve for assessments using information provided by the National Organization of Life and Health Guaranty Associations. The insolvency of large life insurance companies in future years could result in additional material assessments to the Company by state guaranty funds that could have a material adverse impact on the Company's future earnings and liquidity.

     TRIENNIAL EXAMINATIONS. The Ohio and New York insurance departments usually conduct an examination of Integrity and National Integrity, respectively, every three years, and may do so at such other times as are deemed advisable by the Ohio Insurance Director and New York Insurance Superintendent. The report with respect to the most recent triennial examination of Integrity issued in 1994 covered the periods 1990 through 1992 and contained no material adverse findings. The report with respect to the most recent triennial examination of National Integrity issued in 1994 covered the periods 1990 through 1992 and also contained no material adverse findings. National Integrity is currently undergoing a triennial examination by the New York insurance department. Integrity is also currently undergoing a triennial examination by the Ohio insurance department.

     INSURANCE REGULATORY INFORMATION SYSTEM. The NAIC has developed a set of financial relationships or "tests" called the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies that may require special attention by insurance regulatory authorities. These tests were developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering twelve categories of financial data with defined "usual ranges" for each category.

     Falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as a part of the regulatory early warning monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall outside of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company will become subject to increased regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

     In 1995, the Company's insurance subsidiaries were each outside of the usual range for three IRIS ratios. For Integrity, the net change in capital and surplus ratio was -12%, as compared to a usual range of between +50% and -10%. This ratio was below the usual range because the specific line items in the financial statements used to prepare the ratios included a $15.3 million direct charge to paid-in capital that SBM Life recognized as a result of marking-to-market its bond portfolio in connection with its acquisition by the Company, but did not include the $19.9 million capital contribution that the Company made to offset that charge. Integrity's change in premium ratio was -25%, as compared to a usual range of between +50% and -10%. This ratio was below the usual range because of a decrease in premiums caused by (i) greater competition from banks and other financial institutions for savings products primarily as a result of the flattening of the yield curve during 1995 and
(ii) lower SBM Life sales in 1995 due to (a) termination of a modified coinsurance reinsurance agreement under which SBM Life had assumed premiums of $18.2 million during 1994 and (b) a downgrade of SBM Life's rating by A.M. Best at the end of 1994 from "A- (Excellent)" to "B+ (Very Good)" (although following the acquisition, this rating was upgraded in October 1995 to "A (Excellent)"). Finally, Integrity's change in reserving ratio was -99%, as compared with a usual range of between +20% and -20%. This ratio measures the difference in reserves as a percentage of premiums from one year to the next. The change in this ratio was below the usual range because premiums (the denominator of the fraction), excluding deposits for deferred annuity and GIC products, fell from $23.0 million in 1994 to approximately $1.5 million in 1995 largely as a result of the termination in 1995 of SBM Life's modified coinsurance reinsurance agreement.

     For National Integrity, the change in premium ratio was +68%, as compared to a usual range of between +50% and -10%, and the change in product mix ratio was 9.9%, whereas the usual change does not exceed 5%. The reason for both ratios being above the usual range was the increase in sales of GICs in 1995 and the decrease in sales of deferred annuity products, which events were primarily attributable to the relative advantage enjoyed by shorter-maturity products in that year as a result of the flattening of the yield curve. Finally, National Integrity's change in reserving ratio was -99%, as compared with a usual range of between +20% and -20%. This ratio was below the usual range because National Integrity reduced reserves for ordinary life business by $1.0 million in 1995 as a consequence of an increase in death and surrender benefits of $0.9 million paid on this closed block of business.

OTHER REGULATION
     The Company's non-insurance activities are also subject to extensive regulation. ARM Capital Advisors is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act") and is subject to regulation and examination under the Employee Retirement Income Security Act ("ERISA") by the U.S. Department of Labor and under the Advisers Act by the SEC. In addition, variable annuities and the related separate accounts of the Company's insurance subsidiaries are subject to regulation by the SEC under the Securities Act and the Investment Company Act.

     The Company's broker-dealer subsidiary, ARM Securities, is registered with the SEC under the Securities Exchange Act of 1934 and is subject to regulation by the SEC. ARM Securities is also subject to regulation, supervision and examination by the states in which it transacts business, as well as by the NASD. The NASD has broad administrative and supervisory powers relative to all aspects of ARM Securities' business and may examine its business and accounts at any time.

     SBM Certificate Company is subject to regulation and supervision by federal and state regulators. The Investment Company Act and rules issued by the SEC thereunder specify certain terms applicable to face-amount certificates, the method for calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions on the operation and governance of a face-amount certificate company. Pursuant to statutory authority, the Minnesota Department of Commerce (the "MDC") exercises supervisory powers over SBM Certificate Company's face-amount certificate business similar to those exercised by the SEC under the Investment Company Act. In addition, the MDC conducts annual examinations of SBM Certificate Company. The offer and sale of its face-amount certificates also are subject to federal and state securities laws.

     ARM Transfer Agency was established to provide transfer agent services to the Company as needed. ARM Transfer Agency, a wholly owned subsidiary of the Company, is registered with the SEC and is subject to examination by the SEC.

     The securities laws and regulations referred to above generally grant supervisory agencies and bodies broad administrative powers, including the power to fine, limit or restrict a firm from conducting its business in the event that it fails to comply with such laws and regulations. In addition to maintaining registrations, the regulatory requirements include reporting, maintaining books and records in prescribed forms, maintaining certain mandatory custodial arrangements, approving employees, representatives and, in some cases, owners, and other compliance procedures. Possible sanctions that may be imposed in the event of noncompliance include, without limitation, the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registration as an investment advisor or broker-dealer, censures and fines. The regulators make periodic examinations and review annual, monthly and other reports on the operations of the Company or its subsidiaries. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

     The Company's and ARM Capital Advisors' standard investment management agreements expressly provide that they may not be assigned by a party without the prior written consent of the other party. Under the Advisers Act and the Investment Company Act, an investment management agreement of any firm is deemed to have been assigned when there is a "change in control" of the firm, either directly or indirectly, as through a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. The Investment Company Act presumes that any person holding more than 25% of the voting stock of any person "controls" such person. If such a change in control were to occur, all investment management agreements between the firm and its clients would terminate, unless the clients consent to the continuation of the agreements. Under the Investment Company Act, substantially similar change of control principles apply with respect to investment management agreements with mutual funds and mandate stockholder approval for deemed assignments of investment management agreements. Following completion of a proposed public offering of common stock, significant sales of existing or issuances of new common stock by the Company, among other things, may raise issues relating to a deemed assignment of the Company's investment management agreements under such statutes.

     EXAMINATIONS. The SEC conducts routine examinations of the Company's registered investment adviser operations to ensure compliance with the requirements prescribed by the Advisers Act. Similarly, the NASD regulates the activities of the Company's broker-dealer operations and conducts routine examinations thereof.

EMPLOYEES
     At December 31, 1996, the Company and its subsidiaries had approximately 300 employees, none of whom was represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company leases approximately 31,010 square feet of office space in Louisville, Kentucky under a lease agreement (the "Lease") which expires on September 1, 2006, and which is subject to two five-year renewal options. This office space accommodates the executive, marketing, product development, actuarial, accounting, corporate finance and legal functions of the Company. The Company is also negotiating to lease an additional 31,000 square feet in the Louisville office to accommodate the relocation of the Company's main processing center, including information systems, customer service and policy issuance activities, which is currently housed in the Columbus, Ohio vicinity. The Company executed a $1.1 million standby letter of credit with one of its lending institutions to secure the Company's obligations under the Lease.

     In addition to its headquarters, the Company and its subsidiaries lease approximately 62,000 square feet of office space in the Columbus, Ohio vicinity and approximately 7,500 square feet of office space in New York, New York. The Columbus office space houses the Company's main processing center which is being relocated and consolidated with the corporate headquarters in Louisville as mentioned above. The operations of the Company's asset management subsidiary, ARM Capital Advisors, and New York insurance subsidiary, National Integrity, are conducted from the New York facility. Additional office space owned in New Ulm, Minnesota supports the distribution operations of SBM Certificate Company.

ITEM 3.   LEGAL PROCEEDINGS

     As a consequence of the acquisition of SBM Life and SBM Life's merger with and into Integrity, Integrity became a party to a marketing agreement with Multico Marketing Corporation ("Multico"). In reliance upon the marketing agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and compensatory and punitive damages of approximately $61 million. Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and the recovery of commissions, fees, trailers, overwrites and bonuses paid to Multico in the amount of approximately $9.3 million. Discovery is proceeding between the parties. On May 23, 1996, Integrity filed a motion for summary judgment in the litigation; this motion was denied by the court on March 10, 1997. It is anticipated that the parties will proceed with further discovery. Company management believes that the ultimate resolution of this litigation will not result in any material adverse impact to the financial position of the Company.

     Except as described above, the Company is currently involved in no material legal or administrative proceedings that could result in a material adverse impact on the financial position of the Company.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's voting stock, comprised of Class A and Class B common stock (collectively, the "Common Stock"), is not publicly traded. Approximately 91% of the outstanding shares of the Common Stock of the Company are held by certain private equity funds sponsored by Morgan Stanley Group Inc. The remaining shares of the Common Stock are held by New ARM, LLC, Oldarm L.P., certain members of management, the Company's independent directors, and certain current and former employees of the Company.

     The preferred stock of the Company has been listed for trading on the American Stock Exchange (the "AMEX") since December 7, 1993 under the symbol "ARM Pr". Based upon information supplied by the AMEX, the high and low sales prices on the AMEX during 1996 and 1995 were as follows:


                                1996                                    1995
                  -----------------------------------      ---------------------------------
                                              Cash                                    Cash
                                            Dividend                               Dividend
                     High       Low         Per Share        High       Low        Per Share
                  -----------------------------------      ---------------------------------
     1st Quarter  $ 27 1/4   $ 25 1/2       $ 0.59375      $ 23      $ 20 5/8      $ 0.59375
     2nd Quarter    26 1/8     25             0.59375        25 1/4    22            0.59375
     3rd Quarter    26         25 1/4         0.59375        26 1/4    24 7/8        0.59375
     4th Quarter    27         25 1/2         0.59375        26 5/8    25 5/8        0.59375


     As of February 28, 1997, there were approximately 3,012 holders of record of the outstanding shares of preferred stock.

     The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on the preferred stock. The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws.

     On February 13, 1997, the Company declared a preferred stock dividend of
59.375 cents per share payable on March 17, 1997, to record holders as of February 28, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information of the Company for the years ended December 31, 1996, 1995 and 1994, for the period from November 27, 1993 through December 31, 1993, for the period from January 1, 1993 through November 26, 1993 (for the Historical Integrity Companies) and for the year ended December 31, 1992 (for the Historical Integrity Companies). The financial information for the years ended December 31, 1996, 1995 and 1994 and for the periods from January 1, 1993 through November 26, 1993 and November 27, 1993 through December 31, 1993 has been derived from consolidated financial statements of the Company, prepared in conformity with GAAP, that have been audited by Ernst & Young LLP. The financial information for the Historical Integrity Companies for the year ended December 31, 1992 has been derived from financial statements of the Historical Integrity Companies.

     Effective May 31, 1995, the Company acquired substantially all of the assets and business operations of SBM. This acquisition was accounted for as a purchase, and the results of operations of the acquired businesses are included in the Company's historical financial information from the date of acquisition. Because 1996 includes a full year of acquired SBM business operations compared to seven months in 1995, the results of operations for 1996, 1995 and 1994 are not completely comparable. "Historical Integrity Companies" refers to operations, for accounting and reporting purposes, prior to the Company's November 26, 1993 acquisition of the Integrity Companies. The Historical Integrity Companies' results of operations for 1993 and 1992 are presented for purposes of comparison; however, because of purchase accounting adjustments, the new capital structure and new management team resulting from that acquisition, the Company's results have differed from the results of the Historical Integrity Companies.

     The selected historical financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and the notes thereto and other financial and operating information included herein.

                                                    The Company                                    Historical
                                                                                              Integrity Companies(1)
                                 -------------------------------------------------       -----------------------------
                                                                       Period from        Period from
                                                                       November 27,       January 1,
                                                                       1993 through       1993 through      Year Ended
(IN THOUSANDS,                        Year Ended December 31,          December 31,       November 26,      December 31,
EXCEPT SHARE AMOUNTS AND        ------------------------------------
PER SHARE AMOUNTS)              1996            1995            1994        1993            1993             1992
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:

Investment income             $ 250,031       $ 196,024       $ 149,142   $ 16,260        $ 148,120        $ 158,037

Interest credited on
 customer deposits             (182,161)       (146,867)       (116,463)   (13,563)        (116,341)        (122,190)
                              ------------------------------------------  ---------       ----------       ----------

     Net investment spread       67,870          49,157          32,679      2,697           31,779           35,847

Fee income:

     Variable annuity fees       10,786           7,238           4,291         91            1,000              123

     Asset management fees        5,780           3,161              --         --               --               --

     Other fee income             1,267             949           4,100        369            1,258            2,063
                              ------------------------------------------  ---------       ----------       ----------

        Total fee income         17,833          11,348           8,391        460            2,258            2,186

Other income and expenses:

     Surrender charges            5,024           3,339           2,356        145            1,615            1,837

     Operating expenses         (31,055)        (22,957)        (21,484)    (1,423)         (30,663)         (25,461)

     Commissions, net of
      deferrals                  (2,372)         (1,557)         (2,551)      (309)          (4,877)          (1,766)

     Interest expense on debt    (3,146)         (3,461)         (3,136)      (245)            (133)            (546)

     Amortization:

        Deferred policy
         acquisition costs       (6,835)         (2,932)         (1,296)       (12)          (1,470)          (1,045)

        Value of insurance
         in force                (7,320)         (7,104)         (3,830)      (552)          (6,444)         (41,594)

       Acquisition-related
        deferred charges         (1,503)         (9,920)         (2,163)      (249)              --               --

       Goodwill                    (488)           (358)             --         --               --           (8,978)

     Non-recurring charges       (5,004)             --              --         --               --               --

     Other, net                  (5,366)           (687)          4,972        (46)              --           (6,434)
                              ------------------------------------------  ---------       ----------       ----------

       Total other income
        and expenses            (58,065)        (45,637)        (27,132)    (2,691)         (41,972)         (83,987)

Realized investment gains
 (losses)                           907           4,048         (36,727)       (79)         (32,776)          (9,759)
                              ------------------------------------------  ---------       ----------       ----------

Income (loss) before federal
 income taxes                    28,545          18,916         (22,789)       387          (40,711)         (55,713)

Federal income tax benefit
 (expense)                       (5,167)         (7,026)          6,018       (508)              --               --
                              ------------------------------------------  ---------       ----------       ----------

Net income (loss)                23,378          11,890         (16,771)      (121)        $(40,711)        $(55,713)
                                                                                          ----------       ----------
                                                                                          ----------       ----------
Dividends on preferred stock     (4,750)         (4,750)         (4,750)      (462)
                              ------------------------------------------  ---------

Net income (loss) applicable
 to common shareholders         $18,628          $7,140        $(21,521)     $(583)
                              ------------------------------------------  ---------
                              ------------------------------------------  ---------

Net income (loss)
 per common share              $ 751.58        $ 344.94      $(1,434.73)   $(38.87)
                              ------------------------------------------  ---------
                              ------------------------------------------  ---------

Average common shares
 outstanding                     24,785          20,699          15,000     15,000
                              ------------------------------------------  ---------
----                          ------------------------------------------  ---------

OTHER OPERATING DATA:

Operating earnings (loss)(2)    $22,577          $4,509          $2,352     $ (532)
                              ------------------------------------------  ---------
                              ------------------------------------------  ---------
Operating earnings (loss)
 per common share             $  910.91       $  217.84       $  156.80   $ (35.47)
                              ------------------------------------------  ---------
                              ------------------------------------------  ---------

                                          33


                                                       The Company                                    Historical
                                                                                                 Integrity Companies
                                    -------------------------------------------------        -----------------------------
                                                        December 31,                                  December 31
(IN THOUSANDS)                      1996            1995            1994           1993                  1992
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA:

Total cash and investments (3)    $ 3,347,477     $ 2,798,027     $ 1,782,501    $ 2,103,856           $ 1,838,435

Assets held in separate accounts    1,135,048         809,927         506,270        231,687                38,952

Total assets(3)                     4,701,664       3,793,580       2,447,888      2,427,886             1,991,205

Long-term debt                         40,000          40,000          40,000         40,000                    --

Total liabilities                   4,519,722       3,605,589       2,462,021      2,315,535             1,857,978

Shareholders' equity:

   Carrying amount(3)                 181,942         187,991         (14,133)       112,351               133,227

   Excluding the effects
   of SFAS No. 115(4)                 178,273         159,461          90,816            n/a                   n/a

   Fair value(5)                      224,276         187,721         115,192        111,709                   n/a


(1) The Company had no significant business activity until November 26, 1993, when it acquired the Integrity Companies from National Mutual. Results of operations prior to the acquisition for the period from January 1, 1993 through November 26, 1993 and the year ended December 31, 1992 are presented for comparative purposes.

(2) "Operating earnings" is defined as net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges.

(3) Total cash and investments, total assets and carrying amount shareholders' equity for the periods ending subsequent to December 31, 1993 reflect a change in accounting principle for the January 1, 1994 adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(4) Excludes from carrying amount shareholders' equity the net unrealized gains and losses on securities classified as available-for-sale, net of related amortization and taxes.

(5) The methodologies used to estimate fair value are described in the notes to the consolidated financial statements contained herein.

n/a  Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                 FINANCIAL CONDITION

GENERAL

     The Company specializes in the asset accumulation business, providing retail and institutional customers with products and services designed to serve the growing long-term savings and retirement markets.

     The Company's revenues are derived from its spread-based business and its fee-based business. The products and services comprising the spread-based and fee-based businesses are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels. In the spread-based line of business the Company earns a spread between what is earned on invested assets and what is credited to customer accounts. In the fee-based line of business the Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including variable and equity-indexed annuity type products. Acquisitions by the Company have provided it with the opportunity to leverage its resources and enter into new markets in order to try to meet this demand. The Company has focused on the development of its fee-based variable annuity business in addition to exploring other alternatives to increase the size of the fee-based business line, which is less capital intensive than the spread-based business and provides the Company with diversified sources of income. Although the Company believes it is desirable to achieve a reasonable business mix between its spread-based and fee-based businesses, the business mix may vary from time to time, due to opportunistic acquisitions.

     Although third-party assets managed by ARM Capital Advisors have grown since the KBIMA acquisition, the Company believes that market attitudes towards developing an asset management service for defined benefit pensions plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company is in the process of selling the operations and assets of ARM Capital Advisors. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $4.2 million and $2.2 million during 1996 and 1995, respectively. On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Asset management fee income of $1.6 million and $1.0 million was recorded by the Company during 1996 and 1995, respectively, with respect to management of such funds. Had the sale of ARM Capital Advisors and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1995, they would have had an immaterial effect on the Company's pro forma net income for the years ended December 31, 1996 and 1995.

     The following discussion compares the results of operations for the Company for the three years ended December 31, 1996. As the Company acquired substantially all of the assets and business operations of SBM effective May 31, 1995, results for 1996 include a full year of acquired SBM business operations compared to seven months in 1995. Therefore, results of operations for 1996, 1995 and 1994 are not necessarily comparable.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     During 1996, net income for the Company was $23.4 million compared to $11.9 million for 1995. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges) were $22.6 million and $4.5 million for 1996 and 1995, respectively. The increase in operating earnings is primarily attributable to
(i) an increase in net investment spread due to ongoing asset/liability management and deposit growth from the full year's effects of the May 31, 1995 acquisition of the SBM assets and business operations and additional sales of spread-based products and (ii) an increase in fee income as a result of a growing base of variable annuity deposits and institutional assets under management. Such increases in revenues were partially offset by an increase in operating expenses as a result of business growth.

     Spread-based operating earnings were 1.05% and 0.90% of average spread-based assets under management of $3.22 billion and $2.47 billion during 1996 and 1995, respectively. This increase in spread-based margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Fee-based operating earnings were 0.15% and 0.19% of average fee-based assets under management of $3.28 billion and $1.84 billion during 1996 and 1995, respectively. Fee-based margins for the 1996 period were slightly lower compared to the corresponding prior period primarily from the growth of institutional fee-based assets under management which generated lower margins than the Company's variable annuity deposits. Certain expenses including federal income taxes and unallocated corporate overhead are not reflected in spread-based and fee-based operating earnings.

     Net investment spread for the years ended December 31, 1996 and 1995 was as follows:

                                         Year Ended December 31,
                                        ------------------------
(DOLLARS IN THOUSANDS)                     1996          1995
----------------------------------------------------------------
Investment income                       $  250,031   $  196,024
Interest credited on customer deposits    (182,161)    (146,867)
                                        ------------------------
     Net investment spread              $   67,870   $   49,157
                                        ------------------------
                                        ------------------------

Investment yield                              7.75%        7.84%
Average credited rate                         5.67%        5.90%
                                        ------------------------
          Investment spread                   2.08%        1.94%
                                        ------------------------
                                        ------------------------

Average cash and investments            $3,227,825   $2,501,125
Average customer deposits                3,213,313    2,488,866

     The decrease in investment yields on cash and investments primarily relates to a significant increase in GIC deposits which grew from zero to $143.2 million during 1995 and to $891.9 million at December 31, 1996. The proceeds from GIC sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The investment yield on cash and investments supporting GIC deposits was 6.53% for 1996. In comparison, the investment yield on cash and investments, excluding assets supporting GIC deposits, was 8.01% for 1996, up from 7.85% for 1995, which reflects the benefits of the ongoing management of the Company's investment portfolios. The average credited rate pattern is dependent upon the general trend of interest rates, frequency of credited rate resets and business mix. The decrease in the average rate of interest credited on customer deposits during 1996 was due primarily to annual or semi-annual crediting rate resets occurring at a time when the overall interest rate environment was generally lower (the last half of 1995 and the first half of 1996 compared to the last half of 1994 and the first half of
1995).

     Fee income increased to $17.8 million in 1996 from $11.3 million in 1995. This increase is in part attributable to variable annuity fees which are based on the market value of assets supporting the investment portfolio options of variable annuity customer deposits in separate accounts. Variable annuity fees increased to $10.8 million in 1996 from $7.2 million in 1995 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits increased to $844.3 million in 1996 from $617.3 million in 1995. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets, related to defined benefit pension plans and the State Bond Mutual Funds, increased to $5.8 million in 1996 from $3.2 million in 1995. This increase in asset management fees reflects a significant increase in the average amount of corresponding off-balance sheet assets managed due to new defined benefit pension plan accounts. The average amount of off-balance sheet assets managed by ARM Capital Advisors was $2.16 billion in 1996 compared to $1.10 billion in 1995. With the proposed sale of 80% of ARM Capital Advisors and the sale of the State Bond Mutual Funds, asset management fee income is expected to decrease in the future.

     Assets under management by type of product and service as of December 31, 1996 and 1995 were as follows:


                                                    1996                    1995
                                            ---------------------------------------------
                                                        Percent                  Percent
(DOLLARS IN MILLIONS)                         Amount    of Total      Amount     of Total
-----------------------------------------------------------------------------------------

Spread-based:
  Retail (fixed annuity, guaranteed rate
    option and face-amount certificate
    deposits)                               $2,646.2       55%       $2,716.2       69%
  Institutional (GIC deposits)                 891.9       18           143.2        4
                                            ---------------------------------------------
        Total spread-based                   3,538.1       73         2,859.4       73
Fee-based:
  Retail (investment portfolio options of
    variable annuity deposits)                 844.3       17           617.3       16
Institutional (off-balance sheet deposits
  under marketing partnership
  arrangements)                                366.2        8           387.3       10
                                            ---------------------------------------------
     Total fee-based*                        1,210.5       25         1,004.6       26
Corporate and other (primarily cash and
  investments in excess of customer
  deposits)                                     77.0        2            61.1        1
                                            ---------------------------------------------
Total assets under management*              $4,825.6      100%       $3,925.1      100%
                                            ---------------------------------------------
                                            ---------------------------------------------


* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total fee-based assets under management at December 31, 1996 and 1995 were $3,937.9 million and $2,443.7 million, respectively, and total assets under management at December 31, 1996 and 1995 were $7,553.0 million and $5,364.2 million, respectively, including such assets.

     The increase in spread-based deposits was attributable to sales of GICs to institutional customers. The increase in the fee-based line of business was primarily attributable to variable annuity sales. The Company continues to focus on its fee-based variable annuity business to diversify its spread-based and fee-based products and their associated channels of distribution.

     Sales for spread-based products include premiums and deposits received under products issued by the Company's insurance and face-amount certificate subsidiaries. Sales for fee-based products include premiums and deposits for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

     Sales by market and type of business for 1996 and 1995 were as follows:

                          Year Ended December 31,
(IN MILLIONS)               1996          1995
-------------------------------------------------
Retail:
  Spread-based            $  130.6       $115.4
  Fee-based                  200.1        177.7
                          -----------------------
    Total retail*            330.7        293.1
Institutional:
  Spread-based               747.5        142.2
  Fee-based                    -          272.9
                          -----------------------
    Total institutional*     747.5        415.1
                          -----------------------
Total sales               $1,078.2       $708.2
                          -----------------------
                          -----------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total retail sales for the years ended December 31, 1996 and 1995 were $342.7 million and $300.9 million, respectively, and total institutional sales for the years ended December 31, 1996 and 1995 were $2,401.5 million and $886.9 million, respectively, including such deposits.



     The increase in retail sales was primarily attributable to an increase in sales of fee-based investment portfolio options of variable annuity contracts due, in part, to the continuing strong stock market returns during 1996 and an increased emphasis on marketing efforts of both spread-based and fee-based products during the fourth quarter, principally through stockbrokers and independent agents. The Company's institutional spread-based products (i.e., GICs) are issued primarily through a marketing partnership with another insurance company. Expanded distribution of GIC products through bank trust departments, mutual fund companies, investment managers, insurance companies and investment consultants contributed to the increase in sales of such products. The decrease in institutional fee-based sales was attributable to the Company's marketing partnership arrangement with General American which was converted from a fee-based to primarily a spread-based arrangement in late 1995. The Company's sales strategy is to broaden its mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $326.2 million and $319.8 million in 1996 and 1995, respectively. Of these amounts, $106.9 million and $62.8 million, respectively, can be attributed to fixed annuity business acquired from SBM. Surrender charge income increased to $5.0 million in 1996 from $3.3 million in 1995, due to higher average surrender charges associated with SBM products compared to other products of the Company's insurance subsidiaries and to the overall increase in the volume of surrenders. Policies issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during 1995 and 1996 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. The Company has programs designed to reduce surrender activity and improve persistency. During 1996 and 1995, through one such program, $21.0 million and $42.0 million, respectively, of new annuity contracts were issued to customers that had initiated a withdrawal request. The Company excludes this activity from its net surrenders and sales disclosures because such amounts have no impact on net cash flow. Other programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other product offerings available.

     Operating expenses increased to $31.1 million in 1996 from $23.0 million in 1995. The increase was primarily attributable to (i) the inclusion of twelve months of incremental operating expenses related to the acquired SBM operations in the 1996 results versus seven months for the comparable 1995 period, (ii) the expansion of product distribution channels, and (iii) a charge of $1.6 million to increase the reserve for anticipated future guaranty fund assessments.

     Commissions, net of deferrals, were $2.4 million and $1.6 million in 1996 and 1995, respectively. The increase was primarily attributable to the inclusion in 1996 results of twelve months' renewal and trailer commissions under certain deferred annuity contracts acquired through the SBM acquisition versus seven months for the comparable 1995 period.

     Amortization of deferred policy acquisition costs related to operations was $6.8 million and $2.9 million during 1996 and 1995, respectively. This increase was the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions) are deferred and then amortized over the expected life of the contract.

     Amortization of value of insurance in force related to operations increased to $7.3 million in 1996 from $7.1 million in 1995. The increase is attributable to amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $1.5 million and $9.9 million in 1996 and 1995, respectively. The decrease was primarily attributable to the accelerated amortization during the third quarter of 1995 of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995, resulting in lower amortization in future periods.

     The Company recorded a $5.0 million non-recurring charge in 1996 including $3.2 million related to the move of operations facilities from Columbus, Ohio to Louisville, Kentucky; costs of

$1.0 million for mergers and acquisitions activities that did not result in a transaction; and costs of $0.8 million related to the Company's filing of a public offering of common stock.

     Other expenses, net were $5.4 million in 1996 compared to $0.7 million in 1995. The increase is primarily attributable to an increase in premiums and fees paid or accrued in 1996, net of a reduction in net benefits paid, under reinsurance agreements. Through the reinsurance agreements, one of which commenced December 31, 1995, substantially all mortality risks associated with single premium endowment deposits have been reinsured.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $0.9 million in 1996 compared to $4.0 million in 1995. Realized investment gains in 1996 include an estimated loss of $15.2 million related to the write-down to fair value of an investment in a corporate fixed maturity security and a gain of $4.5 million, before selling expenses, related to the sale of the State Bond Mutual Funds. Other 1996 and all 1995 realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its portfolios.

     Federal income tax expense was $5.2 million and $7.0 million in 1996 and 1995, respectively, reflecting effective tax rates of 18.1% and 37.1%. The lower effective tax rate in 1996 resulted primarily from the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of the Integrity Companies on November 26, 1993 for which a full valuation allowance was originally provided. These deferred tax benefits are being recognized based on the taxable income generated by the Integrity Companies in the post-acquisition period and projections of future taxable income.

1995 COMPARED TO 1994

     During 1995, net income for the Company was $11.9 million compared to a net loss of $16.8 million for 1994. Operating earnings were $4.5 million and $2.4 million for 1995 and 1994, respectively. The improvement in operating earnings in 1995 was primarily attributable to an increase in net investment spread, the acquired operations of SBM which generated operating earnings of approximately $3.5 million during the period from June 1, 1995 to December
31, 1995 and an increase in fee income from a growing base of variable annuity deposits and institutional assets under management. Such increases in operating earnings were partially offset by the accelerated amortization of certain acquisition-related deferred charges.

     Spread-based operating earnings were 0.90% and 0.81% of average spread-based assets under management of $2.47 billion and $2.00 billion during 1995 and 1994, respectively. This increase in spread-based margins was primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Fee-based operating earnings were 0.19% and 0.51% of average fee-based assets under management of $1.84 billion and $421.7 million during 1995 and 1994, respectively. The decrease in fee-based margins was primarily attributable to the growth in off-balance sheet fee-based assets managed by ARM Capital Advisors for institutional clients, which generate lower margins than the Company's other fee-based products, specifically variable annuities. For example, margins on the Company's variable annuities were 0.64% and 0.66% during 1995 and 1994, respectively.

     Net investment spread for the years ended December 31, 1995 and 1994 were as follows:

                                          Year Ended December 31,
                                         -------------------------
(DOLLARS IN THOUSANDS)                       1995         1994
------------------------------------------------------------------
Investment income                        $  196,024    $  149,142
Interest credited on customer deposits     (146,867)     (116,463)
                                         -------------------------
  Net investment spread                  $   49,157    $   32,679
                                         -------------------------
                                         -------------------------
Investment yield                               7.84%         7.30%
Average credited rate                          5.90%         5.88%
                                         -------------------------
  Investment spread                            1.94%         1.42%
                                         -------------------------
                                         -------------------------
Average cash and investments             $2,501,125    $2,042,785
Average customer deposits                 2,488,866     1,980,807

     The increase in investment yield was primarily attributable to benefits from ongoing management of the Company's investment portfolios, the rising interest rate environment during 1994 and lower amortization of invested asset write-ups resulting from purchase accounting adjustments.

     Fee income increased to $11.3 million in 1995 from $8.4 million in 1994. This increase is in part attributable to variable annuity fees which are based on the market value of assets supporting the investment portfolio options of variable annuity deposits in separate accounts. Variable annuity fees increased to $7.2 million in 1995 from $4.3 million in 1994 principally due to asset growth from the receipt of variable annuity deposits and from increased market values. In addition, ARM Capital Advisors, which began operations in January 1995, added asset management fees earned on off-balance sheet assets managed for institutional clients. Offsetting these increases was a reduction in other fee income from $4.1 million in 1994 to $0.9 million in 1995 primarily related to variable life insurance business which was sold in 1994.

     Assets under management by type of product and service as of December 31, 1995 and 1994 were as follows:


                                                      1995               1994
                                               --------------------------------------
                                                          Percent            Percent
(DOLLARS IN MILLIONS)                           Amount    of Total  Amount   of Total
-------------------------------------------------------------------------------------

Spread-based:
  Retail (fixed annuity, guaranteed rate
  option and face-amount certificate
  deposits)                                    $2,716.2       69%  $1,990.0    78%
  Institutional (GIC deposits)                    143.2        4        -       -
                                               --------------------------------------
    Total spread-based                          2,859.4       73    1,990.0    78
Fee-based:
  Retail (investment portfolio options of
    variable annuity deposits)                    617.3       16      388.9    15
  Institutional (off-balance sheet deposits
   under marketing partnership
   arrangements)                                  387.3       10      121.0     5
                                               --------------------------------------
    Total fee-based                             1,004.6 *     26      509.9    20
                                               --------------------------------------
Corporate and other (primarily cash and
  investments in excess of customer
  deposits)                                        61.1        1       60.3     2
                                               --------------------------------------
Total assets under management                  $3,925.1 *    100%  $2,560.2   100%
                                               --------------------------------------
                                               --------------------------------------


* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total fee-based assets under management and total assets under management at December 31, 1995 were $2,443.7 million and $5,364.2 million, respectively, including such assets. Both ARM Capital Advisors and the State Bond Mutual Funds were acquired in 1995.


     The increase in the spread-based deposits was primarily attributable to the SBM acquisition and sales of GICs. The increase in the fee-based line of business is primarily due to fees related to funds managed by ARM Capital Advisors under investment management and investment advisory contracts that were acquired on January 5, 1995, assets managed under contract for the State Bond Mutual Funds that were acquired effective May 31, 1995, and new sales.

     Sales by market and type of business during 1995 and 1994 were as follows:

                          Year Ended December 31,
                         ------------------------
(IN MILLIONS)               1995           1994
-------------------------------------------------
Retail:
  Spread-based             $115.4         $131.1
  Fee-based                 177.7          231.1
                         ------------------------
    Total retail            293.1 *        362.2
Institutional:
  Spread-based              142.2            _
  Fee-based                 272.9           59.3
                         ------------------------
    Total institutional     415.1 *         59.3
                         ------------------------
Total sales                $708.2         $421.5
                         ------------------------
                         ------------------------

* Does not include new deposits related to off-balance sheet fee-based assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total retail and institutional sales for the year ended December 31, 1995 were $300.9 million and $886.9 million, respectively, including such deposits. Both ARM Capital Advisors and the State Bond Mutual Funds were acquired in 1995.


     The decrease in retail sales was primarily attributable to greater industry-wide competition from banks and other financial services institutions for savings products. However, the Company believes yield curve flattening benefited sales of institutional spread-based products (i.e., GICs), resulting in total overall sales growth of spread-based products. The increase in sales of institutional fee-based products and services is primarily attributable to the increase in GIC deposits from the Company's arrangement with General American.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $319.8 million (including $62.8 million attributable to business acquired from SBM) in 1995, compared to $221.8 million in 1994. This resulted in an increase in surrender charge income to $3.3 million in 1995 from $2.4 million in 1994. The surrender and withdrawal activity during 1994 and 1995 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges during 1994 and 1995, and the Company's strategy of maintaining investment spreads. During the third quarter of 1994 and continuing to date, the Company began implementing programs designed to reduce surrender activity and improve persistency. During 1995, through one such program, $42.0 million of new annuity contracts were issued to customers that had initiated a withdrawal request.

     Operating expenses increased to $23.0 million in 1995 from $21.5 million in 1994. The increase was primarily attributable to additional expenses attributable to ARM Capital Advisors, which began operations in 1995, and the acquired SBM businesses.

     Commissions, net of deferrals were $1.6 million for the year ended December 31, 1995 consisting primarily of renewal and trailer commissions of approximately $1.3 million on fixed annuities acquired in connection with the SBM acquisition. Commissions, net of deferrals for the corresponding period in 1994 were $2.6 million which included $2.5 million of commissions on variable life insurance contracts. The majority of the variable life block of business was sold in December 1994.

     Amortization of deferred policy acquisition costs related to operations was $2.9 million and $1.3 million during 1995 and 1994, respectively. The increase in amortization was related to growth in the deferred policy acquisition cost asset.

     Amortization of value of insurance in force related to operations increased to $7.1 million in 1995 from $3.8 million in 1994 reflecting amortization of the value of insurance in force established as an asset by the Company on May 31, 1995 in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges was $9.9 million in 1995 compared to $2.2 million in 1994. The increase was primarily attributable to the accelerated amortization of $4.3 million of certain costs and charges deferred during 1993 and 1994. During the third quarter of 1995, Company management determined that changes in facts and circumstances had resulted in a change in their original estimate of the periods benefited by these costs and charges. As a result of this change in estimate, the remaining unamortized balances of these deferred costs and charges were fully amortized as of September 30, 1995.

     Other expenses, net were $0.7 million in 1995 compared to other income, net of $5.0 million in 1994. The 1994 results include the benefits of favorable mortality experience and a gain from the sale of the Company's variable life business.

     Realized investment gains were $4.0 million in 1995, compared to realized investment losses of $36.7 million in 1994. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale. The 1994 realized investment losses were a result of the market interest rate environment at November 26, 1993 when the acquisition of the Integrity Companies occurred. This acquisition was accounted for under the purchase method which required that the Integrity Companies' investment portfolio be marked-to-market on November 26, 1993, at which time the yield on ten-year U.S. Treasury Notes was 5.74%. The yield on such notes increased steadily during 1994 and at year-end was 7.83%. As a result of the acquisition and mark-to-market occurring in a low interest rate environment and ongoing portfolio management during the rising interest-rate environment of 1994, realized investment losses of $36.7 million were generated.

     Federal income tax expense during 1995 was $7.0 million compared to a federal income tax benefit during 1994 of $6.0 million. This change was attributable to income before federal income taxes of $18.9 million in 1995 compared to a loss before federal income taxes of $22.8 million in 1994.

ACQUISITION ACTIVITY

INTEGRITY COMPANIES
     Effective November 26, 1993, the Company acquired N.M. U.S. Limited (the holding company for National Mutual's U.S. operations) and its wholly owned subsidiaries, Integrity and National Integrity, from National Mutual, for an aggregate purchase price of $121.0 million. Immediately following the acquisition, N.M. U.S. Limited changed its name to Integrity Holdings Inc. The Company financed the acquisition by issuing new common equity and its perpetual preferred stock for proceeds of approximately $70.0 million and $50.0 million, respectively, and through $40.0 million of bank financing obtained under a Credit Agreement.

ARM CAPITAL ADVISORS
     Through its acquisition of the U.S. fixed income unit of KBIMA in January 1995, the Company obtained a recognized fixed income management service which became part of the then newly-formed ARM Capital Advisors. In addition to providing asset management services to institutional clients, ARM Capital Advisors manages the investment portfolios of the Company's subsidiaries. Assets managed by ARM Capital Advisors under contracts with institutional clients acquired from KBIMA and new contracts with other institutional clients increased from $0.8 billion as of January 5, 1995 to $2.7 billion as of December 31, 1996. Although third-party assets managed by ARM Capital Advisors have grown since the acquisition, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company is in the process of selling the operations and assets of ARM Capital Advisors (see "Business-History").

SBM COMPANY
     Effective May 31, 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding capital stock of SBM's subsidiaries, SBM Life and ARM Securities (formerly known as SBM Financial Services, Inc.), as well as the State Bond Mutual Funds. The aggregate purchase price for the SBM acquisition was $38.8 million. The Company financed the acquisition by issuing a total of 9,770 shares of new common equity to private equity funds sponsored by Morgan Stanley Group Inc. and to New ARM, LLC (a limited liability company owning 170 shares of the Company's Class A common stock) and certain directors of the Company for an aggregate sale price of $63.5 million. The Company used proceeds from the issuance of the new common equity in excess of the adjusted purchase price for the acquisition to (i) make a $19.9 million capital contribution to SBM Life; (ii) acquire SBM Certificate Company from SBM Life for $3.3 million; and (iii) along with approximately $1.0 million of additional cash from the Company, provide for fees and expenses related to the acquisition of approximately $2.5 million. The capital contribution to SBM Life of $19.9 million was used to strengthen SBM Life's financial position and allowed for a significant investment portfolio restructuring immediately following the acquisition with no net adverse effect on statutory adjusted capital and surplus. On December 31, 1995, SBM Life was merged with and into Integrity to create certain operating efficiencies. The SBM acquisition provided the Company with expanded distribution channels, as well as a deposit base in the 403(b) tax-deferred annuity marketplace. On December 13, 1996, the Company transferred its responsibility for performing management and investment advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996.

     The Company continues to actively pursue material acquisitions of companies and blocks of business, marketing partnerships and reinsurance opportunities with other insurance companies, with the goal of realizing additional economies of scale and enhanced profitability.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of providing reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at December 31, 1996 totaled $3.0 billion, compared with $2.5 billion at December 31, 1995, both representing approximately 91% of total cash and investments. This increase in investments in fixed maturities primarily resulted from the investment of the proceeds from sales of GIC products.

     The Company's cash and investments as of December 31, 1996 are detailed as follows:


                                                           Amortized Cost
                                                         ------------------------------------
                                                                   Percent     Estimated Fair
(DOLLARS IN MILLIONS)                                     Amount   of Total        Value
---------------------------------------------------------------------------------------------

Fixed maturities:
  Corporate securities                                   $  992.0    29.7%      $  991.6
  U.S. Treasury securities and obligations of U.S.
    government agencies                                     247.0     7.4          246.9
  Other government securities                                50.6     1.5           50.3
  Asset-backed securities                                   299.4     9.0          298.1
  Mortgage-backed securities ("MBSs"):
    Agency pass-throughs                                    238.0     7.1          239.3
    Collateralized mortgage obligations ("CMOs"):
      Agency                                                406.3    12.2          410.0
      Non-agency                                            800.2    24.0          801.2
      Interest only                                          15.3     0.4           17.1
                                                         -------------------------------
Total fixed maturities                                    3,048.8    91.3        3,054.5

Equity securities (i.e., non-redeemable preferred stock)     21.3     0.6           22.5
Mortgage loans on real estate                                36.9     1.1           36.9
Policy loans                                                123.5     3.7          123.5
Cash and cash equivalents                                   110.1     3.3          110.1
                                                         -------------------------------
Total cash and investments                               $3,340.6   100.0%      $3,347.5
                                                         -------------------------------
                                                         -------------------------------


     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the non-agency CMOs, 53.9% use mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 46.1% of the non-agency CMOs use commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company has gross unamortized premiums and unaccreted discounts of MBSs of $28.7 million and $45.7 million, respectively, at December 31, 1996. Although the interest rate environment has experienced significant volatility during 1996 and 1995, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. Home equity loan collateral represents 54.6% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     Total cash and investments were 96% and 93% investment grade or equivalent as of December 31, 1996 and 1995, respectively. Investment grade securities are those classified as 1 or 2 by the NAIC or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represent less than 0.1% of cash and investments as of December 31, 1996.

     The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For fixed maturity and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

     At December 31, 1996 the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, and the percentage of total fixed maturity investments classified in each category were as follows:

                                                  Amortized Cost
                                             ------------------------
                                                          Percent   Estimated
NAIC Designation (Comparable S&P Rating)       Amount    of Total   Fair Value
------------------------------------------------------------------------------
                                                   (DOLLARS IN MILLIONS)

1 (AAA, AA, A)                               $2,210.8        72%     $2,217.2
2 (BBB)                                         689.5        23         692.2
3 (BB)                                          110.2         4         105.9
4 (B)                                            38.3         1          39.2
5 (CCC, CC, C)                                   --          --          --
6 (CI, D)                                        --          --          --
                                             ---------------------------------
Total fixed maturities                       $3,048.8       100%     $3,054.5
                                             ---------------------------------
                                             ---------------------------------

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related value of insurance in force and deferred policy acquisition cost amortization and deferred income taxes, are charged or credited directly to shareholders' equity.

     The higher interest rate environment at December 31, 1996 compared to December 31, 1995 resulted in unrealized gains on available-for-sale securities which totaled $3.7 million (net of $1.3 million of related amortization of deferred policy acquisition costs and value of insurance in force and $2.0 million of deferred income taxes) at December 31, 1996, compared to unrealized gains of $28.5 million (net of $14.2 million of related amortization of deferred policy acquisition costs and value of insurance in force and $15.4 million of deferred income taxes) at December 31, 1995. This change in net unrealized gains on available-for-sale securities for the year ended December 31, 1996 decreased reported shareholders' equity by $24.9 million as compared to an increase of $133.5 million for the year ended December 31, 1995. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At December 31, 1996 and 1995, shareholders' equity excluding the effects of SFAS No. 115 was $178.3 million and $159.5 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity but does not reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the general rise in interest rates during 1996 did not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to estimated fair values.

     Mortgage loans on real estate represented 1% and 2% of total cash and investments at December 31, 1996 and 1995, respectively. Pursuant to the terms of the acquisition of certain of the Company's insurance operations, National Mutual has indemnified the Company with respect to principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at December 31, 1996. In support of its indemnification obligations, National Mutual placed $23.0 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

     Assets held in separate accounts at December 31, 1996 totaled $1.1 billion, compared to $0.8 billion at December 31, 1995. The increase is primarily attributable to the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries and corporate development expenditures. The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on its preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. During 1996, the Company received dividends of $16.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1997 without the prior approval of the Ohio Insurance Director are $26.0 million, of which $7.0 million was paid in the first quarter of 1997. The Company had cash and investments at the holding company level of $6.8 million at December 31, 1996. In addition, $20.0 million was available on unused bank lines of credit at December 31, 1996.

     On October 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of a yet to be determined number of shares of Class A common stock, par value $.01 per share. The Company's decision to proceed with the offering is subject to market and other conditions. See Note 10 to "Notes to Consolidated Financial Statements."

INSURANCE SUBSIDIARIES OPERATIONS

     The primary sources of liquidity of the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with customer deposits, commissions, operating expenses and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios generated by the Company. The Company attempts to structure asset portfolios so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements without exposure to material realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents and high-grade floating-rate securities held by both the Company and its insurance subsidiaries. The Company also has $20 million available on unused bank lines of credit as mentioned above.

     During the years ended December 31, 1996, 1995 and 1994, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At December 31, 1996, cash and cash equivalents totaled $110.1 million compared to $76.9 million at December 31, 1995. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $192.9 million, $138.4 million and $105.7 million from operating activities during the years ended December 31, 1996, 1995 and 1994, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $2,214.4 million, $1,463.3 million and $761.1 million in cash flows during 1996, 1995 and 1994, respectively, which were offset by purchases of investments of $2,772.0 million, $1,506.5 million and $854.4 million, respectively. An increase in investment purchases and sales activity during 1996 compared to 1995 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of spread-based products and the SBM acquisition.

INCOME TAXES

     At December 31, 1996, the Company reported an asset for deferred federal income taxes of $35.6 million on the carrying amount balance sheet. Such amount reflects deferred tax assets of $56.2 million, net of valuation allowance of $38.8 million, in excess of deferred tax liabilities of $20.6 million. The net deferred tax assets represent deductible temporary differences and net operating loss carryforwards. Based on historical operating results and projections of future taxable ordinary income, management believes that the net tax benefit recorded will be fully utilized.


DERIVATIVES

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks and, with respect to the Company's equity-indexed annuity deposits, equity market risks.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     The Company believes that inflation will not have a material adverse effect on results of operations. The Company manages its investment portfolios in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturities portfolio increases or decreases inversely with fluctuations in interest rates, and the Company's investment income increases or decreases directly with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in fair value, while investment income will decrease as fixed income investments are sold or mature and proceeds are reinvested at declining rates. The converse will be true if interest rates rise.

FORWARD-LOOKING STATEMENTS

     The Company has made a number of forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions. Such forward-looking statements are based on the Company's beliefs as to its competitive position in its industry and the factors affecting its business. In particular, the statements of the Company's belief as to the stimulation of future demand for long-term savings and retirement products, including variable and equity-indexed annuity type products, under the heading "General" are forward-looking statements.

Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for variable and equity-indexed annuity type products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or
(iv) the Company's strategy, which is based in part on these analyses, will be successful.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

     Additional financial statement schedules are included on pages S-3 through S-10. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, their ages, and positions with the Company as of March 27, 1997, are set forth below.

         Name            Age                      Title

John Franco............. 54   Co-Chairman of the Board and Co-Chief Executive
                              Officer

Martin H. Ruby.........  46   Co-Chairman of the Board and Co-Chief Executive
                              Officer

John R. Lindholm.......  48   President--Retail Business Division

Dennis L. Carr.........  47   Executive Vice President and Chief Actuary

David E. Ferguson......  49   Executive Vice President and Chief Technology
                              Officer

Daniel R. Gattis.......  53   Executive Vice President--Institutional Business
                              Group

John R. McGeeney.......  40   Executive Vice President--Retail Business Division

Robert H. Scott........  50   Executive Vice President, General Counsel and
                              Secretary

Edward L. Zeman........  42   Executive Vice President and Chief Financial
                              Officer

Patricia L. Winter.....  38   Senior Vice President--Mergers/Acquisitions and
                              Investment Assurance

Peter S. Resnik........  36   Treasurer

Barry G. Ward..........  35   Controller

James S. Cole..........  60   Director

Warren M. Foss.........  50   Director

Dudley J. Godfrey, Jr..  70   Director

Edward D. Powers.......  64   Director

Colin F. Raymond.......  26   Director

Frank V. Sica..........  45   Director

Irwin T. Vanderhoof....  69   Director


     JOHN FRANCO has served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since July 1993. From January 1993 until November 1993, Mr. Franco served as Co-Chief Executive Officer of Oldarm L.P. and was Co-Chief Executive Officer of its predecessor from March 1992 until December 1992. From November 1989 to November 1991, Mr. Franco was the Chief Executive Officer and a Director of ICH Corporation. From 1979 to 1989, Mr. Franco was employed by Capital Holding Corporation (now known as Providian Corporation) in various positions, including Vice Chairman of the Board and President, Accumulation and Investment Group (September 1987 to October 1989), President, Agency Group (April 1984 to September 1987), and Executive Vice President and Chief Financial Officer (September 1979 to April 1984).

     MARTIN H. RUBY has served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since July 1993. From its inception in March 1992 until November 1993, Mr. Ruby served as Co-Chief Executive Officer of Oldarm L.P. From May 1990 to January 1992, Mr. Ruby was President and Managing Director of the ICH Capital Management Group, ICH Corporation, and the President of Constitution Life Insurance Company, the accumulation product subsidiary of ICH

Corporation. From 1986 to 1989, Mr. Ruby was the Chief Executive Officer and Managing Director of Capital Initiatives Corporation, a subsidiary of Providian Corporation. From 1980 to 1986, Mr. Ruby held various other positions with Providian Corporation.

     JOHN R. LINDHOLM has served as President--Retail Business Division of the Company since January 1997. He had been Executive Vice President and Chief Marketing Officer of the Company since July 1993. Until November 1993, he served as the Chief Marketing Officer of Oldarm L.P., a position he held since its inception in March 1992. From June 1990 to February 1992, Mr. Lindholm was the Chief Marketing Officer and a Managing Director of the ICH Capital Management Group, ICH Corporation. From 1980 to 1990, he was employed by Providian Corporation, first as Vice President--Compensation and Benefits and then as Chief Marketing Officer and Managing Director of its Accumulation and Investment Group. Mr. Lindholm is also Chairman of the Board of The Legends Fund, Inc.


     DENNIS L. CARR has served as Executive Vice President and Chief Actuary of the Company since June 1996. He had been Executive Vice President and Chief Product Development Officer of the Company since September 1993, and was appointed Actuary in June 1995. Prior to joining the Company in September 1993, he was Director of Product Development for the Accumulation and Investment Group of Providian Corporation. From July 1983 to July 1988, Mr. Carr was a consulting actuary for Tillinghast-Towers Perrin, being named a principal of that firm in 1987.

     DAVID E. FERGUSON has served as Executive Vice President and Chief Technology Officer of the Company since January 1997. He had been Executive Vice President and Chief Administrative Officer of the Company since July 1993. He also served as Chief Technology Officer of Oldarm L.P. from January 1993 until November 1993, and was Chief Technology Officer of Franco Associates, Ltd. from its inception in March 1992 to its merger with Oldarm L.P. in December 1992. From 1990 to March 1992, Mr. Ferguson was employed as the President and Chief Executive Officer of the James Graham Brown Foundation, Inc., a private philanthropic association in Louisville, Kentucky. From 1984 to 1990, Mr. Ferguson was a partner at Ernst & Young LLP (or its predecessor Arthur Young) and National Director of its Insurance Industry Consulting groups.

     DANIEL R. GATTIS has served as Executive Vice President--Institutional Business Group of the Company since January 1997. He had been a Senior Marketing Officer of the Company since January 1996. From May 1991 to October 1995, Mr. Gattis was President of The Chalke Consulting Group. Prior to that time, he was a Senior Vice President with SEI Corporation from May 1988 to May 1991. From December 1983 to May 1988, Mr. Gattis was a partner of KPMG Peat Marwick, and served as National Consulting Partner for the firm's Insurance Industry Practice.

     JOHN R. MCGEENEY has served as Executive Vice President--Retail Business Division of the Company since January 1997. He had been Co-General Counsel of the Company since January 1994, was Assistant General Counsel of the Company from October 1993 to December 1993, and served as Secretary from December 1993 to December 1995. From February 1988 to October 1993, Mr. McGeeney served as Assistant General Counsel for the Accumulation and Investment Group of

Providian Corporation. He had also been an associate with the law firm of Middleton & Reutlinger from 1986 to 1988. Mr. McGeeney is Chairman of the Board of SBM Certificate Company.

     ROBERT H. SCOTT has served as Executive Vice President and General Counsel of the Company since January 1997, and was appointed Secretary of the Company in December 1995. He had been Co-General Counsel of the Company since January 1994, and was Assistant General Counsel of the Company from July 1993 to December 1993. From June 1993 until November 1993, he served as Assistant General Counsel of Oldarm L.P. Mr. Scott also served as Deputy General Counsel for ICH Corporation from June 1990 to March 1993. Prior to that time, he was employed by Providian Corporation from November 1976 to May 1990 in various tax positions, the last of which was Second Vice President--Tax.

     EDWARD L. ZEMAN has been Executive Vice President and Chief Financial Officer of the Company since September 1995. Prior to joining the Company, Mr. Zeman served in various positions with SBM Company from June 1990 to June 1995, the last of which was Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer. He also served in various positions with Deloitte & Touche LLP, a certified public accounting firm, from 1977 through 1990, the last of which was Senior Manager. Mr. Zeman currently serves on the Board of Directors of Dotronix, Inc.

     PATRICIA L. WINTER was named Senior Vice President--Mergers/Acquisitions and Investment Assurance in March 1997. She had served in other various positions within the Company since April 1992, the last of which was Asset/Liability Officer. Prior to that time, Ms. Winter had been a Director--Accumulation Product Development of the ICH Capital Management Group, ICH Corporation from August 1990 to March 1992.

     PETER S. RESNIK has been the Treasurer of the Company since December 1993. From December 1992 to November 1993, he served in various financial and operational positions for Oldarm L.P. From June 1986 through July 1992, he served as Assistant Vice President of Commonwealth Life Insurance Company, a subsidiary of Providian Corporation, in various management positions, the last of which was Director of Planning and Budgets in the Agency Group Division.

     BARRY G. WARD has served as Controller of the Company since April 1996. From October 1993 to April 1996, Mr. Ward served as financial officer directly responsible for the Company's financial reporting function. From January 1989 to October 1993, he served in various positions within Ernst & Young LLP's Insurance Industry Accounting and Auditing Practice, the last of which was Manager.

     JAMES S. COLE has been a Director of the Company since February 1994. He has also served as Director of Finance of the Merchant Banking Division of Morgan Stanley & Co. Incorporated ("MS & Co.") since 1988. From 1980 to 1988, he served as Controller for North American Philips. Prior to that time, Mr. Cole was Chief Financial Officer for GE Plastics from 1976 to 1980. He served in various positions from 1959 to 1976 within the financial function of General Electric Company.

     WARREN M. FOSS has been a Director of the Company since June 1996. He has been a Senior Managing Director of Bear, Stearns & Co. Incorporated since September 1996. Mr. Foss had been self-employed as a financial consultant, handling various assignments for corporate clients from April 1996 to August 1996. From January 1993 until March 1996, he served as a Managing Director and Principal of Donaldson, Lufkin & Jenrette Securities Corp. Prior to that time, Mr. Foss was a founding partner of Scully Brothers & Foss, an investment banking firm founded in February 1988.

     DUDLEY J. GODFREY, JR. has been a Director of the Company since February 1994. He has been a senior shareholder in the law firm of Godfrey & Kahn, S.C., Milwaukee, Wisconsin, since 1957. Mr. Godfrey serves on the Board of Directors of Manpower, Inc., Clarcor, Inc., Fort Howard Corporation and other closely and privately held corporations.

     EDWARD D. POWERS has been a Director of the Company since September 1994. Mr. Powers currently serves as Chairman and Chief Executive Officer of Powers Holding Co. He served as Chairman and Chief Executive Officer of Burnham Service Co. from 1989 through 1993. Prior to 1989, he served as Chairman and Chief Executive Officer of The Mueller Co. Mr. Powers also serves on the Board of Directors of Red Roof Inn Inc.

     COLIN F. RAYMOND has been a Director of the Company since January 1997. He has been an Associate of Morgan Stanley since April 1996, and is an Associate of Morgan Stanley Capital Partners III, Inc. (the general partner of the general partner of the MSCP Funds). From January 1995 to April 1996, Mr. Raymond was an Associate with Wolfensohn & Co. Prior to that time, he had been an Associate in J.P. Morgan & Co.'s corporate finance division. Mr. Raymond also serves on the Board of Directors of Consolidated Hydro, Inc.

     FRANK V. SICA has been a Director of the Company since July 1993. He has been a Managing Director of Morgan Stanley & Co. Incorporated since 1988 and is a Vice Chairman and a Director of Morgan Stanley Leveraged Equity Fund II, Inc. (the general partner of MSLEF II), and of Morgan Stanley Capital Partners III, Inc. (the general partner of the general partner of the MSCP Funds). Mr. Sica also serves on the Board of Directors of Consolidated Hydro, Inc., CSG Systems International, Inc., Fort Howard Corporation, Kohls Corporation, PageMart Wireless, Inc. and Sullivan Communications, Inc.

     IRWIN T. VANDERHOOF has been a Director of the Company since November 1993. Mr. Vanderhoof has been a clinical professor of Finance at the Stern School of Business at New York University since 1989. He is the principal of Actuarial Investment Consulting. Prior to 1988, Mr. Vanderhoof was the Chief Actuary and Investment Officer for the individual lines of business of The Equitable Life Assurance Company of the United States.

ELECTION OF DIRECTORS AND OFFICERS

     All directors hold office until the next annual meeting of the stockholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors with the exception of Messrs. Franco, Ruby, Lindholm, and Ferguson who serve under certain employment contracts, the terms of which are discussed herein under the heading "Employment Contracts."

FAMILY RELATIONSHIPS

     There are no family relationships among any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of any equity securities of the Company. Such persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, which is based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1996, all
Section 16(a) filing requirements applicable to such individuals were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation information for the Co-Chief Executive Officers of the Company and the four other most highly compensated executive officers (the "Named Executive Officers") during the fiscal years ended December 31, 1996, 1995 and 1994:

     SUMMARY COMPENSATION TABLE



                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                            --------------
                                                                                              SECURITIES
                                                      ANNUAL COMPENSATION                     UNDERLYING
                                     ---------------------------------------------------       OPTIONS           ALL OTHER
                                                                                              GRANTED(2)      COMPENSATION(3)
NAME AND PRINCIPAL POSITION          YEAR                 SALARY(1)             BONUS
-----------------------------------------------------------------------------------------------------------------------------
John Franco                          1996                 $400,000             $314,000           70            $20,000
Co-Chief Executive Officer and       1995                 $375,000             $224,300          309             $7,500
     Co-Chairman of the Board        1994                 $375,000             $246,000           --             $7,500

Martin H. Ruby                       1996                 $400,000             $314,000           70            $20,000
Co-Chief Executive Officer and       1995                 $375,000             $224,300          309             $7,500
     Co-Chairman of the Board        1994                 $375,000             $246,000           --             $7,500

John R. Lindholm                     1996                 $300,000             $185,000           20            $15,000
President--Retail Business           1995                 $250,000             $146,400          159             $7,500
      Division                       1994                 $250,000             $164,000           53             $7,500

Emad A. Zikry(4)                     1996                 $300,000             $700,000(6)        20             $7,500
Executive Vice President and         1995                 $250,000             $520,000(6)       159             $7,500
     Chief Investment Officer        1994                  $41,666(5)        $1,500,000(6)       159                 --

David E. Ferguson                    1996                 $279,500             $170,000           --            $13,975
Executive Vice President and Chief   1995                 $215,000             $133,900          113             $7,500
Technology Officer                   1994                 $215,000             $141,000           --             $7,500

Dennis L. Carr                       1996                 $200,000             $120,000           --            $10,000
Executive Vice President and Chief   1995                 $160,000              $67,600           52             $7,500
   Actuary                           1994                 $160,000              $75,000           --             $6,000

-------------------------------------------------

(1)  Includes amounts contributed by each of the Named Executive Officers to
     various deferred compensation plans of the   Company.

(2) All stock options are for shares of Class A Common Stock of the Company. The total number of options granted to the Named Executive Officers in 1995 includes a certain number of replacement options that were issued in exchange for Series 2 Options (as defined herein under the heading "Stock Option Plan") originally granted in 1993 and 1994 as part of the amendment and restatement of the ARM Financial Group, Inc. Stock Option Plan effective as of June 14, 1995 (as amended through the date hereof, the "Plan"), as more fully described herein under the heading "Stock Option Plan."

(3) The amounts presented in this column represent matching contributions made by the Company under the ARM Financial Group, Inc. Savings Plan (the "Savings Plan"), and the ARM Financial Group, Inc. Nonqualified Savings Plan (the "Nonqualified Plan"). Under the Savings Plan, which is generally available to all salaried employees, the Company currently matches a participant's tax-deferred contributions by an amount equal to 100% of such contribution for each year, subject to a maximum of 5% of the participant's compensation for the year. Under the Nonqualified Plan, the Company currently matches the tax-deferred contributions made by a select group of management or highly compensated employees in an amount equal to 100% of such contribution for each year, subject to a maximum of 5% of the participant's compensation for the year, less any matching contributions allocated to the participant's account in the Savings Plan. Participants may allocate their contributions to the Savings Plan and Nonqualified Plan among seven investment funds. In 1996, the Company contributed $7,500 to each of the Named Executive Officers under the Savings Plan. Under the Nonqualified Plan, the following contributions were made in 1996: Mr. Franco received $12,500, Mr. Ruby received $12,500, Mr. Lindholm received $7,500, Mr. Ferguson received $6,475, and Mr. Carr received $2,500.

(4)  Mr. Zikry resigned as Executive Vice President and Chief
     Investment Officer of the Company effective March 27, 1997, but remains in his capacity as President of ARM Capital Advisors and as an employee of the Company. See "Employment Contracts."

(5) The 1994 salary figure for Mr. Zikry reflects two months of compensation included in 1994 (November and December).

(6) Pursuant to Mr. Zikry's employment agreement, he was entitled to a minimum bonus for each of the 1995 and 1996 calendar years and an initial bonus upon accepting employment with the Company in 1994, as more fully described herein under the heading "Employment Contracts."

OPTION GRANTS

     The following table sets forth information regarding those Named Executive Officers who received stock option grants during fiscal year 1996:

                                               OPTIONS GRANTED DURING 1996

                                                    INDIVIDUAL GRANTS
                             -------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                              NUMBER OF   % OF TOTAL                                               ANNUAL RATE OF STOCK
                             SECURITIES    OPTIONS                                               PRICE APPRECIATION FOR
                             UNDERLYING   GRANTED TO                                                 OPTION TERM(2)
                              OPTIONS      EMPLOYEES       BASE PRICE         EXPIRATION         ----------------------
     NAME                     GRANTED       IN 1996       PER SHARE(1)           DATE              5%        10%
------------------------------------------------------------------------------------------------------------------------
John Franco                     70            21%            $6,923            01/01/2006          --        --
Martin H. Ruby                  70            21%            $6,923            01/01/2006          --        --
John R. Lindholm                20             6%            $6,923            01/01/2006          --        --
Emad A. Zikry                   20             6%            $6,923            01/01/2006          --        --
David E. Ferguson               --             --              --                 --               --        --
Dennis L. Carr                  --             --              --                 --               --        --

--------------------------

(1) The base price of each option increases at a rate of 12% per annum, compounded annually, from the respective date of grant and continues until exercise of the option, or if shorter, up to the date of a public offering, a sale of the Company, or a Change in Control (as defined below).

(2) The options will have no potential realizable value using the assumed rate of appreciation required by the rules promulgated by the SEC upon exercise unless the Company's Class A Common Stock appreciates at an annual rate in excess of 12%.

OPTION EXERCISES

     The following table sets forth as to each of the Named Executive Officers information with respect to options exercised during 1996 and the status of their options on December 31, 1996:


                 AGGREGATED OPTION EXERCISES DURING 1996 AND OPTION VALUES
                                AT DECEMBER 31, 1996


                                                  NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                  OPTIONS AT YEAR END          OPTIONS AT YEAR END (*)
                                              ----------------------------------------------------------
                       NUMBER OF SHARES
                         AQUIRED UPON                           NON-                            NON-
   NAME               EXERCISE OF OPTIONS     EXERCISABLE    EXERCISABLE     EXERCISABLE     EXERCISABLE
--------------------------------------------------------------------------------------------------------
John Franco                  --                  215.20        370.80        $123,979.16     $87,491.84
Martin H. Ruby               --                  215.20        370.80        $123,979.16     $87,491.84
John R. Lindholm             --                  110.60        174.40         $63,758.43     $44,982.86
Emad A. Zikry                --                   81.80        203.20         $42,752.87     $65,988.42
David E. Ferguson            --                   76.80        107.20         $44,276.52     $31,234.08
Dennis L. Carr               --                   36.80         51.20         $21,250.77     $14,984.51

----------------------------------------------

(*) In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Class A Common Stock. For purposes of this table, fair market value is deemed to be $7,754, the base price at which New Options (as defined below) were granted by the Stock Option Committee as of January 1, 1997, to certain employees of the Company in accordance with the terms of the Plan.


STOCK OPTION PLAN

     The Plan provides for the grant of options to purchase Class A Common Stock to officers and other key employees of the Company. The maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan is 3,445 (subject to adjustment in accordance with the terms of the Plan), consisting of 1,765 Old Options and 1,680 New Options (as such terms are defined below). Approximately 45 individuals currently participate in the Plan. As of March 1, 1997, 5 Old Options had been exercised, and an aggregate of 1,178 Old Options and 1,535.40 New Options were outstanding and unexercised.

     As originally adopted, the Plan provided for the grant of options to purchase Class A Common Stock of the Company with an exercise price that increased at a rate equal to 12% per annum ("Series 1 Options") or 30% per annum ("Series 2 Options"), in each case compounded annually. As of June 14, 1995 (the "Amendment Date"), outstanding Series 2 Options were replaced by a number of options with an exercise price that increases at a rate of 12% per annum, compounded annually. All options granted prior to the Amendment Date and all options granted to replace Series 2 Options are referred to as "Old Options" and all options that were or will be granted on or after the Amendment Date (other than the options issued to replace Series 2 Options) are referred to as "New Options."

     Pursuant to the terms of the Plan, the exercisability of the Old Options and the New Options will be accelerated upon the occurrence of certain specified events, including, without limitation, a Change in Control or a sale by the Company of all or substantially all of its business to a third party. For purposes of the Plan, a "Change in Control" means the acquisition of equity securities of the Company, directly or indirectly, through a merger or otherwise, in a single transaction or a series of transactions, by a person, entity or group that is not, directly or indirectly, in control of, controlled by, or under common control with the Company, Morgan Stanley & Co. Incorporated ("MS & Co."), MSLEF II or the MSCP Funds, entitling such person, entity or group to elect a majority of the members of the Board of Directors. In addition, upon the occurrence of certain specified events, all unallocated Old Options will be granted pro rata to existing holders of Old Options, and all unallocated New Options will be granted pro rata to existing holders of New Options.

     Following a holder's termination of employment by the Company for cause (as defined in the Plan) on or prior to the fifth anniversary of the date on which options were granted to the employee, such holder's vested and unvested options are automatically forfeited and cancelled and must be surrendered without payment and the shares previously issued upon exercise of the options will be subject to repurchase by the Company at its discretion. In the event of such a repurchase, Option Shares (as defined in the Plan and specifically including any Option Shares transferred to permitted transferees under the Stockholders Agreement) will be repurchased at a price based on their original purchase price (or, if less, the then Applicable Value (as defined in the Plan) of the shares).

     If, on or prior to the fifth anniversary of the date on which options were granted, the holder resigns other than for good reason (as defined in the Plan), such holder's unvested options will be forfeited and cancelled and must be surrendered without payment, such holder's vested options will generally remain exercisable for 30 days and the shares previously issued upon exercise of the options will be subject to repurchase by the Company. In the event of such a repurchase, Option Shares will be repurchased at a price equal to the then Applicable Value. If a holder's employment is terminated by reason of death or permanent disability, such holder's options will become 50% vested if such options were less than 50% vested at the time of termination. If a holder's employment is terminated due to his resignation for good reason, all unvested options will vest. The Plan further provides that if a holder is terminated without cause, resigns for good reason or terminates employment by reason of death or permanent disability (or terminates employment for any other reason following the fifth anniversary of the date on which options were granted to the holder), (i) all vested options (including options that vest as a consequence of such termination of employment) will generally remain exercisable for 90 days (or one year in the event of death or permanent disability) following the date of termination and (ii) no options or Option Shares shall be subject to repurchase by the Company.

     The Plan is administered by the Stock Option Committee of the Board of Directors. Under certain circumstances, the Plan permits the holders to satisfy the payment of the exercise price by delivery of shares of Class A Common Stock previously owned by the holder for at least a six-month period and to satisfy their withholding and exercise price obligations by delivery of such shares or by having the Company retain a number of Option Shares that would otherwise be issued upon the exercise of such holder's options.

     All options are nontransferable except by will or the laws of descent and distribution, and all shares of Class A Common Stock issued upon exercise of any option will be subject to the Stockholders' Agreement.

COMPENSATION OF DIRECTORS

     The Company's four independent directors, Messrs. Foss, Godfrey, Powers and Vanderhoof, are compensated annually in the amount of $10,000 plus $1,000 per Board meeting attended and their expenses of each attendance. Messrs. Foss, Godfrey, Powers and Vanderhoof are also directors of National Integrity, and each receive $20,000 annually plus $1,000 per Board meeting attended and the expenses of attendance (unless such Board meeting is held concurrently by with a Board meeting of the Company, in which case these directors receive a total of $1,000 and the expenses of attendance at the concurrent meetings). In addition, Messrs. Foss, Godfrey, Powers and Vanderhoof serve on the Audit Committee for both the Company and National Integrity and receive $1,000 per committee meeting attended if held separately by from the respective Board meetings.

EMPLOYMENT CONTRACTS

     The Company has entered into employment agreements with Messrs. Franco, Ruby, Lindholm, Zikry and Ferguson. The employment agreements with respect to Messrs. Franco, Ruby, Lindholm and Ferguson terminate on July 1, 1999, and the employment agreement with respect to Mr. Zikry terminates on October 31, 1997. Each of such agreements may be extended automatically for additional one-year periods by means of the Board of Directors giving written notice to such executive of its intention to extend the term at least sixty days (in the case of Mr. Franco and Mr. Ruby, twelve months) prior to the expiration of the then effective term. Each employment agreement specifies salary levels and describes the bonus plan, employee benefits and perquisites available. The present base salaries for Messrs. Franco, Ruby, Lindholm, Zikry and Ferguson are $416,000, $416,000, $312,000, $300,000 and $290,000,
respectively. It is anticipated that Mr. Zikry's employment will be terminated without any severance obligation on the part of the Company in connection with the proposed sale of ARM Capital Advisors as more fully discussed herein under the heading "Business -- History."

     The employment agreements with respect to Messrs. Franco and Ruby (i) fix such executives' responsibilities and titles as Co-Chief Executive Officers and directors of the Company and (ii) provide that such executives' base salary may be increased by the Board of Directors at any time, but may not be decreased. The employment agreement with respect to Mr. Zikry (i) establishes his responsibilities and title as President of ARM Capital Advisors and
(ii) provides that his base salary may be increased at any time, but may not be decreased, upon recommendation of the Company's Co-Chief Executive

Officers and review by the Board of Directors. The employment agreements with respect to Messrs. Lindholm and Ferguson prohibit any decrease in base salary, but, in contrast to the agreements for Messrs. Franco, Ruby and Zikry, do not fix such executives' responsibilities or titles (other than providing that each will serve the Company in a professional capacity). Each of the employment agreements provides that the executives shall be entitled to participate in the Company's bonus plan. In addition, Mr. Zikry's employment agreement provided for a $1,500,000 one-time initial bonus upon accepting employment with the Company in 1994, and a guaranteed minimum bonus of $500,000 for each of the 1995 and 1996 calendar years.

     The benefits provided by the employment agreements include, to the extent each executive is eligible, any plans, programs or arrangements of the Company providing for retirement benefits, incentive compensation, profit sharing, bonuses, disability benefits, health, dental and life insurance, or vacation and paid holidays. The executives will also receive indemnification from the Company to the fullest extent permitted by Delaware law and the Certificate of Incorporation and By-Laws of the Company as currently in effect and the Company will procure and maintain insurance policies, to the extent reasonably available, for the benefit of its directors and officers, including the executives.

     Generally, the employment agreements provide that, upon a termination of an executive's employment by the Company without "cause" or a resignation for "good reason" (as such terms are defined in the employment agreements; among other things, a termination by the executive following a Change in Control (as previously defined under the heading "Stock Option Plan") is a resignation with "good reason"), the executive will receive (i) severance pay in an amount equal to the base salary for the greater of the remainder of the employment term or two years and (ii) additional severance amounts for each full or partial calendar year during the severance period in cash equal to the same percentage of base salary as of the date of termination as the percentage of base salary used in calculating the bonus paid to the executive for the year preceding the year of termination. Severance pay will be subject to each executive's compliance with certain restrictive covenants. In the event an executive's employment is terminated by the Company for cause or the executive resigns without good reason, he will be entitled only to base salary through the relevant date of termination or resignation of employment. In the event an executive dies or is permanently disabled, he (or his beneficiary or estate in the event of his death) will be entitled to receive base salary and benefits (including a pro rata cash bonus for the year of death or disability) for the period ending on the date of death or, in the case of disability, through the later of the date of termination or the date (not later than one year following the date of termination) on which the executive commences to receive disability benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The full Board of Directors of the Company, including Mr. Franco and Mr. Ruby, have approved the employment agreements described herein and will continue to perform the functions of a compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table provides information as to each person or entity known to the Company as of March 27, 1997, to be the beneficial owner of more than 5% of any class of the Company's voting securities.


                                                                                                 PERCENT OF
                                                                       SHARES                   TOTAL VOTING
                                                    CLASS OF COMMON  BENEFICIALLY    PERCENT        STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS                   STOCK(1)        OWNED      OF CLASS(2)   OUTSTANDING
------------------------------------------------------------------------------------------------------------
The Morgan Stanley Leveraged Equity Fund II, L.P.(3)    Class A       12,896.00      49.86%         48.00%
1221 Avenue of the Americas
New York, New York  10020

Morgan Stanley Capital Partners III, L.P.(3)            Class A        8,395.18      32.46%         31.25%
1221 Avenue of the Americas
New York, New York  10020

Morgan Stanley Capital Investors, L.P.(3)               Class A          246.77        .95%           .92%
1221 Avenue of the Americas
New York, New York  10020

MSCP III 892 Investors, L.P.(3).                        Class A          896.51       3.47%          3.34%
1221 Avenue of the Americas
New York, New York  10020

Oldarm L.P.(4)                                          Class B        1,000.00     100.00%          3.72%
515 West Market Street, 8th Floor
Louisville, Kentucky  40202

-----------------------------------
(1) The rights and privileges of each share of Class A Common Stock and Class B Common Stock are identical except that each share of Class A Common Stock has a liquidation preference, subject to that of the Company's 91/2% Cumulative Perpetual Preferred Stock (the "Perpetual Preferred Stock"), of $5,000 per share and each share of Class B Common Stock has a liquidation preference, subject to those of the Perpetual Preferred Stock and the Class A Common Stock, of $5,000 per share.

(2) Based on the number of shares outstanding at, or acquirable within 60 days of, March 27, 1997.

(3) The general partner of which, in the case of MSLEF II, and the general partner of the general partner of which, in case of the MSCP Funds, are wholly owned subsidiaries of Morgan Stanley.

(4) Oldarm GP Partnership, the general partner of Oldarm L.P., has the power to vote, or direct the voting of, the shares of Class B Common Stock owned by Oldarm L.P. Messrs. Franco and Ruby may, by virtue of their positions as Co-Chief Executive Officers of Oldarm GP Partnership, be deemed to be beneficial owners of the Class B Common Stock owned by Oldarm L.P.; however, Messrs. Franco and Ruby disclaim any such beneficial ownership. As of the date hereof, the Named Executive Officers, excluding Messrs. Carr and Zikry, and certain of the directors of the Company were limited partners of, or beneficial owners of, limited partnership interests in Oldarm L.P.

STOCK OWNERSHIP OF MANAGEMENT

     The following table provides information concerning the number of shares of the Company's equity securities beneficially owned as of March 27, 1997, by each director and Named Executive Officer of the Company and by all current directors and executive officers as a group.


                                                 NUMBER OF SHARES BENEFICIALLY OWNED
                             ------------------------------------------------------------------------
                                    CLASS A                  CLASS B                  PERPETUAL
                                 COMMON STOCK(1)          COMMON STOCK(2)         PREFERRED STOCK(3)
                             ------------------------------------------------------------------------
BENEFICIAL OWNERS            NUMBER     % OF CLASS(4)   NUMBER    % OF CLASS(4) NUMBER  % OF CLASS(4)
-----------------------------------------------------------------------------------------------------
John Franco                 899.20(5)      3.48%        1,000       100%        61,650      3.08%

Martin H. Ruby              599.20(5)      2.32%        1,000       100%         1,600        *

Dennis L. Carr               76.80(5)        *            --         --            500        *

David E. Ferguson           115.80(5)        *          1,000       100%         3,800        *

John R. Lindholm            139.60(5)        *          1,000       100%           800        *

Emad A. Zikry                85.80(5)        *            --         --            --        --

James S. Cole                 --            --            --         --            --        --

Warren M. Foss               21.00           *            --         --            --        --

Dudley J. Godfrey, Jr.       50.77           *            --         --            --        --

Edward D. Powers             50.77           *            --         --            --        --

Colin F. Raymond              --            --            --         --            --        --

Frank V. Sica                 --            --            --         --            --        --

Irwin T. Vanderhoof          10.00           *            --         --            --        --

All current directors and
executive officers as a
group (20 persons)         2076.54(5)    8.03%          1,000       100%        69,150      3.46%

---------------------------------------------
(*) Indicates beneficial ownership of less than one percent of such class of equity securities.

(1) All shares of Class A Common Stock are held directly with the following exceptions: Mr. Ferguson beneficially owns 2 shares which are held in the IRA account of his wife Jeanne Ferguson; Messrs. Ruby, Lindholm, Ferguson and all directors and executive officers as a group, hold 200 shares, 4 shares, 31 shares, and 273 shares, respectively, in trust for the purpose of securing personal loans, and over which they have full voting, but limited investment power. In their capacity as managers of New ARM, LLC, which is the direct owner of 170 shares of the Class A Common Stock, Messrs. Franco and Ruby acting in concert would have voting and limited investment power over, but no pecuniary interest in, the 170 shares of Class A Common Stock (included above), of which they each disclaim beneficial ownership.

(2) 1,000 shares of Class B Common Stock are directly owned by Oldarm L.P. Despite the fact that the named beneficial owners of Class B Common Stock as a group hold a majority of the stock of Oldarm GP Partnership, the general partner of Oldarm L.P., and therefore may be deemed to beneficially own such shares, each such individual disclaims any beneficial ownership of the Class B Common Stock owned by Oldarm L.P., except to the extent of their pecuniary interest therein.

(3) Mr. Franco holds shared investment power over 25,400 shares of the Perpetual Preferred Stock which are indirectly held by the John and Mary Franco Family Foundation, Inc. Mr. Franco also disclaims beneficial ownership of such shares of Perpetual Preferred Stock held by the John and Mary Franco Family Foundation in accordance with the Foundation's 501(c)(3) tax-exempt status. In addition, 3,950 shares of Perpetual Preferred Stock are owned indirectly by Mr. Franco's minor daughter under the Uniform Transfer to Minors Act. 1,600 shares of Perpetual Preferred Stock held by Mr. Ruby are indirectly owned by his two minor daughters under the Uniform Transfer to Minors Act. Mr. Ferguson owns 3,500 shares of Perpetual Preferred Stock jointly with his wife. Dennis Carr owns 500 shares of Perpetual Preferred Stock jointly with his wife.

(4) Based on the number of shares outstanding of the respective class of equity securities at, or acquirable within 60 days of, March 27, 1997.

(5)  Includes 229.20, 229.20, 36.80, 76.80, 114.60, 85.80, and 855.00 shares for
     Messrs. Franco, Ruby, Carr, Ferguson, Lindholm, Zikry, and all current directors and executive officers as a group, respectively, that may be acquired upon the exercise of options that are exercisable within 60 days after March 27, 1997. Such options were granted pursuant to the Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

STOCKHOLDERS' AGREEMENT

     The Company, MSLEF II, Oldarm L.P., Messrs, Franco and Ruby, the MSCP Funds, New ARM, LLC and certain directors and current and former employees are parties to the Amended and Restated Stockholders' Agreement dated as of June 14, 1995 (the "Stockholders' Agreement"), which sets forth the rights and obligations of each holder of the Company's Common Stock. Pursuant to the terms of the Stockholders' Agreement, no stockholder may make or solicit the sale of, or create, incur, solicit or assume the encumbrance of, any share of Common Stock except in compliance with the terms of the Stockholders' Agreement.

     Among the restrictions on transfer of shares of Common Stock contained in the Stockholders' Agreement is a right of first refusal granted to the Company, its assignees and the holders of the Common Stock, subject to the priorities set forth therein, to purchase from any stockholder any Common Stock subject to a bona fide fully financed, all cash offer to purchase such stock by a third party which such stockholder intends to accept. In addition, in the event that MSLEF II or any of the MSCP Funds elect to sell or otherwise dispose of some or all of its Common Stock, the Stockholders' Agreement grants to each other stockholder the right, at its option, to include a Pro Rata Portion (as defined in the Stockholders' Agreement) of the Common Stock then owned by such stockholder in such transaction on the same terms and conditions as MSLEF II and the MSCP Funds. Also, in the event that MSLEF II and the MSCP Funds propose to sell all of their shares of Common Stock to a third party, MSLEF II and MSCP Funds shall have the right, at their option, to compel each other stockholder to sell all of its shares to such third party on the same terms and conditions as MSLEF II and the MSCP Funds.

     Subject to certain limitations, if the Company proposes to file a registration statement to register under the Securities Act of 1933, as amended (the "Securities Act"), any of its authorized but unissued shares of Common Stock, the Stockholders' Agreement grants to each holder of Common Stock the right to request that shares of Common Stock owned by such holder be covered by such registration statement. In addition, the Stockholders' Agreement grants to each holder of Common Stock certain preemptive rights to purchase from the Company shares of Common Stock, rights, options or warrants to purchase shares of Common Stock and securities convertible into or exchangeable for shares of Common Stock which the Company proposes to issue.

OTHER TRANSACTIONS

     From time to time MS & Co. performs financial advisory services for the Company in connection with specific transactions. The Company paid MS & Co. or accrued approximately $70,500 in 1996, $655,000 in 1995, and $3.1 million in 1994, for these and other miscellaneous services.

     During 1996, in the ordinary course of business, certain of the Company's insurance subsidiaries purchased debt securities in public offerings with an aggregate purchase price of approximately $397 million through Bear, Stearns & Co. Incorporated ("Bear Stearns"). During 1995, in the ordinary course of business, certain of the Company's insurance subsidiaries purchased debt and equity securities in public offerings with an aggregate purchase price of approximately $16.5 million through MS & Co. The Company entered into an interest rate collar agreement in 1994 with MS & Co. under which MS & Co. was paid a one-time fee of $480,000.

     Based on transactions of similar size and nature, the Company believes that the foregoing fees received by Bear Stearns and MS & Co. were no less favorable to the Company than would be available from unaffiliated third parties.

CERTAIN RELATIONSHIPS AND RELATED PARTIES

     Four of the Named Executive Officers and certain of the directors of the Company are limited partners of, or are the beneficial owners of limited partnership interests in, Oldarm L.P. Two of the Named Executive Officers manage New ARM, LLC which owns 170 shares of the Class B Common Stock. Three of the Company's nine directors are employees of MS & Co. and officers (including, in one case, a director) of affiliates of MS & Co. which control MSLEF II and the MSCP Funds. One of the Company's directors is an officer of Bear Stearns.

     The Company is in the process of selling an 80% interest in ARM Capital Advisors to an entity controlled by Mr. Zikry, President of ARM Capital Advisors. The Company expects to recognize an immaterial gain on the sale. Under the proposed terms of the sale, which are being negotiated, ARM Capital Advisors will continue to provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The proposed terms of the sale further provide that, after December 31, 1997, the Company can continue to engage ARM Capital Advisors as its investment advisor at agreed upon rates, but, beginning in 1998, the Company may also consider retaining other investment management firms. In connection with the proposed sale, it is anticipated that Mr. Zikry will terminate his employment with the Company without any severance obligation on the part of the Company.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

     EXHIBITS




EXHIBIT
 NUMBER                               DESCRIPTION
--------------------------------------------------------------------------------
 2.1 Asset Purchase Agreement, dated as of January 5, 1995, among Kleinwort Benson Investment Management Holdings Ltd., Kleinwort Benson Investment Management Americas Inc., ARM Financial Group, Inc., and ARM Capital Advisors, Inc. (incorporated by reference to
           Exhibit 2.6 to Form 10-K filed by the Registrant on March 30, 1995).

 2.2 Amended and Restated Stock and Asset Purchase Agreement dated as of April 7, 1995, by and between SBM Company and ARM Financial Group, Inc. (incorporated by reference to Exhibit 2 to Form 10-Q filed by the Registrant on May 15, 1995), amending the Stock and Asset Purchase Agreement, dated as of February 16, 1995 (incorporated by reference to Exhibit 2.7 to Form 10-K filed by the Registrant on March 30, 1995).

 2.3 Subscription Agreement dated as of June 12, 1995, among ARM Financial Group, Inc. and Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P. (incorporated by reference to Exhibit 2.3 to Form 10-K filed by the Registrant on March 29, 1996).

 2.4 Subscription Agreement dated as of June 12, 1995, among ARM Financial Group, Inc. and New ARM, LLC, Dudley J. Godfrey, Jr. and Edward Powers(incorporated by reference to Exhibit 2.4 to Form 10-K filed by the Registrant on March 29, 1996).

2.5 Subscription Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and Warren M. Foss (incorporated by reference to Exhibit 2.5 to Form S-1 filed by the Registrant on October 23, 1996).

 3(i).1 Certificate of Incorporation of ARM Financial Group, Inc. (incorporated by reference to Exhibit 3(i).1 to the Registration Statement on Form S-1 of the Registrant, File No. 33-67268 (the "Registration Statement").

EXHIBIT
NUMBER                               DESCRIPTION
-----------------------------------------------------------------------------
3(i).2 Certificate of Amendment to the Certificate of Incorporation of ARM Financial Group, Inc., filed with the Delaware Secretary of State on October 5, 1993 (incorporated by reference to Exhibit 3(i).3 to the Registration Statement).

3(i).3 Certificate of Amendment to the Certificate of Incorporation of ARM Financial Group, Inc., filed with the Delaware Secretary of State on November 10, 1993 (incorporated by reference to Exhibit 3(i).3 to Form 10-K filed by the Registrant on March 29, 1996).

3(i).4 Certificate of Designations of Cumulative Perpetual Preferred Stock of ARM Financial Group, Inc., filed with the Delaware Secretary of State on November 23, 1993 (incorporated by reference to Exhibit 3(i).2 to the Registration Statement).

3(i).5 Certificate of Amendment to the Certificate of Incorporation of ARM Financial Group, Inc., filed with the Delaware Secretary of State on June 12, 1995 (incorporated by reference to Exhibit 3(i).5 to Form 10-K filed by the Registrant on March 29, 1996).

3(i).6 Certificate of Amendment to the Certificate of Incorporation of ARM Financial Group, Inc., filed with the Delaware Secretary of State on May 8, 1996 (incorporated by reference to Exhibit 3(i).6 to Form S-1 filed by the Registrant on October 23, 1996).

3(ii).1   By-laws of ARM Financial Group, Inc. (incorporated by reference to
          Exhibit 3(ii).1 to the Registration Statement).

3(ii).2 Amendment to By-laws of ARM Financial Group, Inc., adopted by the Board of Directors on November 9, 1994 (incorporated by reference to
          Exhibit 3(ii).2 of Form 10-K filed by the  Registrant on March 30,
          1995).

4.1 Amended and Restated Stockholders Agreement dated as of June 14, 1995, among ARM Financial Group, Inc., The Morgan Stanley Leveraged Equity Fund II, L.P., John Franco, Martin H. Ruby, Oldarm L.P., Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892 Investors, L.P. and New ARM, LLC (incorporated by reference to Exhibit 4.1 to Form 10-K filed by the Registrant on March 29, 1996).

4.2 The instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

EXHIBIT
NUMBER                               DESCRIPTION
-----------------------------------------------------------------------------

10.1 ARM Financial Group, Inc. Amended and Restated Stock Option Agreement dated effective as of June 14, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K filed by the Registrant on March 29, 1996).

10.2 Amendment, Waiver and Consent dated as of March 27, 1995 to (a) the Credit Agreement dated as of November 15, 1993 (as amended, the "Credit Agreement"), among ARM Financial Group, Inc., Integrity Holdings, Inc., the financial institutions listed on Schedule 2.01 to the Credit Agreement (the "Lenders"), The Chase Manhattan Bank, N.A. ("Chase"), and Chemical Bank ("Chemical"), as managing agents for the Lenders, (b) the Security Agreement dated as of November 26, 1993 (as amended, the "Security Agreement"), between ARM Financial Group, Inc. and Chase, and (c) the Pledge Agreement dated as of November 26, 1993 (as amended, the "Pledge Agreement"), among ARM Financial Group, Inc., Integrity Holdings, Inc. and Chase (incorporated by reference to
          Exhibit 10.1 to Form 10-Q filed by the registrant on August 14, 1995).

10.3 Second Amendment to the Credit Agreement, Security Agreement and Pledge Agreement dated as of June 29, 1995 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the registrant on August 14,
          1995).

10.4 Third Amendment to the Credit Agreement, Security Agreement and Pledge Agreement dated as of December 13, 1995 (incorporated by reference to Exhibit 10.4 to Form 10-K filed by the Registrant on March 29, 1996).

10.5 Fourth Amendment to the Credit Agreement dated as of June 28, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on August 13, 1996).

10.6 Fifth Amendment to the Credit Agreement dated as of December 31, 1996 (FILED HEREWITH).

10.7 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with sale of certain SBM Certificate Company mortgage loans (incorporated by reference to Exhibit 10.5 to Form 10-K filed by the Registrant on March 29, 1996).

10.8 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with the sale of certain State Bond and Mortgage Life Insurance Company mortgage loans (incorporated by reference to Exhibit 10.6 to Form 10-K filed by the Registrant on March 29, 1996).

10.9 Assignment and Assumption of Lease dated January 5, 1995, between Kleinwort Benson International Investments, Ltd., and ARM Capital Advisors, Inc. Obligations of ARM Capital Advisors, Inc. have been fully guaranteed by ARM Financial Group, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Registrant on March 30, 1995).

EXHIBIT
NUMBER                               DESCRIPTION
-----------------------------------------------------------------------------

10.10 Administrative Services Agreement dated as of September 28, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company (incorporated by reference to Exhibit 10.10 to Form S-1 filed by the Registrant on October 23, 1996).

10.11 Administrative Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and ARM Capital Advisors, Inc. (incorporated by reference to Exhibit 10.11 to Form S-1 filed by the Registrant on October 23, 1996).

10.12 Administrative Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company (incorporated by reference to Exhibit 10.8 to Form 10-K filed by the Registrant on March 29, 1996).

10.13 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company (incorporated by reference to Exhibit 10.10 to Form 10-K filed by the Registrant on March 29, 1996).

10.14 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Financial Services, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-K filed by the Registrant on March 29, 1996).

10.15 Investment Services Agreement dated as of July 29, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company (incorporated by reference to Exhibit 10.15 to Form S-1 filed by the Registrant on October 23, 1996).

10.16 Investment Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company (incorporated by reference to Exhibit 10.12 to Form 10-K filed by the Registrant on March 29, 1996).

10.17 Investment Advisory Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company (incorporated by reference to Exhibit 10.14 to Form 10-K filed by the Registrant on March 29, 1996).

10.18 Tax Allocation Agreement dated as of March 21, 1996 by and among ARM Financial Group, Inc. and certain of its subsidiaries for taxable periods beginning January 1, 1995 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Registrant on March 29,
          1996).

10.19 Lease made as of June 14, 1996, by and between Northwestern National Life Insurance Company and ARM Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on August 13, 1996).

10.20 Assignment and Assumption Agreement dated as of June 28, 1996, between Northwestern National Life Insurance Company and ARM Financial Group, Inc. (incorporated by reference to Exhibit 10.19 to Form S-1 filed by the Registrant on October 23, 1996).

EXHIBIT
NUMBER                               DESCRIPTION
------------------------------------------------------------------------------

10.21 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and John Franco (incorporated by reference to Exhibit
          10.20 to Form S-1 filed by the Registrant on October 23, 1996).

10.22 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and Martin H. Ruby (incorporated by reference to Exhibit
          10.21 to Form S-1 filed by the Registrant on October 23, 1996).

10.23 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and David E. Ferguson (incorporated by reference to
          Exhibit 10.22 to Form S-1 filed by the Registrant on October 23,
          1996).

10.24 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and John R. Lindholm (incorporated by reference to Exhibit
          10.23 to Form S-1 filed by the Registrant on October 23, 1996).

21.1      Subsidiaries of the Registrant (FILED HEREWITH).

27        Financial Data Schedule (ELECTRONIC FILING ONLY).

                                      SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                        ARM FINANCIAL GROUP, INC.

                                        By:       /s/ JOHN  FRANCO
                                            ------------------------------------
                                             John Franco
                                             Co-Chief Executive Officer

                                        By:       /s/ MARTIN H. RUBY
                                            ------------------------------------
                                             Martin H. Ruby
                                             Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1997.

          Name                                         Title
          ----                                         -----

     /s/ JOHN FRANCO               Co-Chief Executive Officer and Director
------------------------------
John Franco                        (Principal Executive Officer)


     /s/ MARTIN H. RUBY            Co-Chief Executive Officer and Director
------------------------------
Martin H. Ruby                     (Principal Executive Officer)


     /s/ EDWARD L. ZEMAN           Executive Vice President - Chief Financial
------------------------------
Edward L. Zeman                    Officer (Principal Financial Officer)


     /s/ BARRY G. WARD             Controller (Principal Accounting Officer)
------------------------------
Barry G. Ward


     /s/ JAMES S. COLE             Director
------------------------------
James S. Cole


     /s/ WARREN M. FOSS            Director
------------------------------
Warren M. Foss


     /s/ DUDLEY J. GODFREY, JR.    Director
------------------------------
Dudley J. Godfrey, Jr.


     /s/ EDWARD D. POWERS          Director
------------------------------
Edward D. Powers


     /s/ COLIN F. RAYMOND          Director
------------------------------
Colin F. Raymond


     /s/ FRANK V. SICA             Director
------------------------------
Frank V. Sica


     /s/ IRWIN T. VANDERHOOF       Director
------------------------------
Irwin T. Vanderhoof

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Report of Independent Auditors ........................................... F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995.............. F-3
Consolidated Statements of Operations for the Years
   Ended December 31, 1996, 1995 and 1994 ................................ F-5
Consolidated Statements of
Shareholders' Equity for the Years
   Ended December 31 1996, 1995 and 1994 ................................. F-6
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995 and 1994 ................................ F-7
Notes to Consolidated Financial Statements ............................... F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
ARM Financial Group, Inc.

         We have audited the accompanying consolidated carrying amount balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         We have also audited in accordance with generally accepted auditing standards the consolidated supplemental fair value balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995. As described in Note 4, the consolidated supplemental fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the carrying amount balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the consolidated supplemental fair value balance sheets do not purport to present the net realizable, liquidation or market value of ARM Financial Group, Inc. as a whole. Furthermore, amounts ultimately realized by ARM Financial Group, Inc. from the disposal of assets may vary significantly from the fair values presented. In our opinion, the consolidated supplemental fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in Note 4.

         In our opinion, the financial statements referred to in paragraph one above present fairly, in all material respects, the consolidated financial position of ARM Financial Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP

Louisville, Kentucky
February 12, 1997

                           ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS



                                                       Carrying Amount            Fair Value
                                                  -----------------------   ----------------------
                                                         December 31,              December 31,
(IN THOUSANDS)                                        1996        1995         1996         1995
--------------------------------------------------------------------------------------------------

ASSETS
Cash and investments:

 Fixed maturities, available-for-sale, at
   fair value (amortized cost:
   1996-$3,048,834; 1995-$2,493,403)              $3,054,513   $2,550,567   $3,054,513   $2,550,567

 Equity securities, at fair value (cost:
   1996-$21,268; 1995-$8,196)                         22,552        9,093       22,552        9,093
 Mortgage loans on real estate                        36,879       43,943       36,879       43,943
 Policy loans                                        123,466      117,528      123,466      117,528
 Cash and cash equivalents                           110,067       76,896      110,067       76,896
                                                   ----------------------    ----------------------
Total cash and investments                         3,347,477    2,798,027    3,347,477    2,798,027

Assets held in separate accounts                   1,135,048      809,927    1,135,048      809,927
Accrued investment income                             36,233       36,382       36,233       36,382
Value of insurance in force                           52,024       51,051      112,389       98,977
Deferred policy acquisition costs                     59,001       43,113           --           --
Goodwill                                               7,636        8,124        7,636        8,124
Deferred federal income taxes                         35,604       19,776       42,653       48,642
Other assets                                          28,641       27,180       28,641       27,180
                                                   ----------------------    ----------------------

Total assets                                      $4,701,664   $3,793,580   $4,710,077   $3,827,259
                                                  =======================   =======================

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                                      Carrying Amount            Fair Value
                                                 -------------------------- ------------------------
                                                        December 31,              December 31,
(IN THOUSANDS)                                     1996             1995       1996         1995
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                              $3,294,174     $2,708,260   $3,260,253   $2,742,209
  Customer deposits in separate accounts          1,130,159        808,345    1,130,159      808,345
  Long-term debt                                     40,000         40,000       40,000       40,000
  Accounts payable and accrued expenses              22,684         15,496       22,684       15,496
  Payable for investment securities
    purchased                                        10,431          8,538       10,431        8,538
  Payable to reinsurer                               10,000             --       10,000           --
  Other liabilities                                  12,274         24,950       12,274       24,950
                                                  ------------------------    ----------------------
Total liabilities                                 4,519,722      3,605,589    4,485,801    3,639,538

Contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, $25.00

    stated value; 2,300,100 shares
    authorized; 2,000,000 shares issued
    and outstanding                                  50,000         50,000

  Class A common stock, $.01 par value;
    27,280 and 27,100 shares authorized,
    respectively; 23,796 and 23,770 shares
    issued and outstanding, respectively                 *              *

  Class B common stock, $.01 par value;
    1,080 shares authorized; 1,000 shares
    issued and outstanding                               *               *

  Additional paid-in capital                        124,609         124,425

  Net unrealized gains on available-for-
    sale securities                                   3,669          28,530

  Retained earnings                                   3,664         (14,964)
                                                  -------------------------
Total shareholders' equity                          181,942         187,991       224,276      187,721
                                                  -------------------------    -----------------------

Total liabilities and shareholders' equity       $4,701,664      $3,793,580    $4,710,077   $3,827,259
                                                 ==========================    =======================

* LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                            --------------------------------------
(IN THOUSANDS, EXCEPT SHARE
AMOUNTS AND PER SHARE AMOUNTS)                 1996          1995          1994
----------------------------------------------------------------------------------
Investment income                           $ 250,031      $ 196,024    $  149,142

Interest credited on customer deposits       (182,161)      (146,867)     (116,463)
                                            --------------------------------------
         Net investment spread                 67,870         49,157        32,679

Fee income:

  Variable annuity fees                        10,786          7,238         4,291
  Asset management fees                         5,780          3,161           --
  Other fee income                              1,267            949         4,100
                                            --------------------------------------
     Total fee income                          17,833         11,348         8,391

Other income and expenses:

  Surrender charges                             5,024          3,339         2,356
  Operating expenses                          (31,055)       (22,957)      (21,484)
  Commissions, net of deferrals                (2,372)        (1,557)       (2,551)
  Interest expense on debt                     (3,146)        (3,461)       (3,136)

  Amortization:

     Deferred policy acquisition costs         (6,835)        (2,932)       (1,296)
     Value of insurance in force               (7,320)        (7,104)       (3,830)
     Acquisition-related deferred charges      (1,503)        (9,920)       (2,163)

     Goodwill                                    (488)          (358)         --
  Non-recurring charges                        (5,004)          --            --
  Other, net                                   (5,366)          (687)        4,972
                                            ---------------------------------------
         Total other income and expenses      (58,065)       (45,637)      (27,132)

Realized investment gains (losses)                907          4,048       (36,727)
                                            ---------------------------------------

Income (loss) before federal income taxes      28,545         18,916       (22,789)
Federal income tax benefit (expense)           (5,167)        (7,026)        6,018
                                            ---------------------------------------

Net income (loss)                              23,378         11,890       (16,771)

Dividends on preferred stock                   (4,750)        (4,750)       (4,750)
                                            ---------------------------------------
Net income (loss) applicable to
     common shareholders                    $  18,628      $   7,140    $  (21,521)
                                            =======================================

Net income (loss) per common share          $  751.58      $  344.94    $(1,434.73)
                                            =======================================

Average common shares outstanding              24,785         20,699        15,000
                                            =======================================

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Net
                                                                                      Unrealized
                                                                                         Gains
                                                                                       (Losses) on
                                                     Class A  Class B   Additional      Available-                    Total
                                          Preferred  Common   Common     Paid-In        for-Sale     Retained     Shareholders'
(IN THOUSANDS)                              Stock     Stock    Stock     Capital       Securities    Earnings        Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                  $  50,000  $     *   $    *   $ 62,920      $      --   $     (569)      $   112,351

  Adjustment to beginning balance
     for change in accounting
     method, net of income taxes of
     $1,579                                                                              (7,445)                        (7,445)
  Net loss                                                                                           (16,771)          (16,771)
  Dividends on preferred stock                                                                        (4,750)           (4,750)
  Change in net unrealized losses on
         available-for-sale securities                                                  (97,504)                       (97,504)
  Change in cumulative translation
         adjustment                                                                                      (14)              (14)
                                          -------------------------------------------------------------------------------------
Balance, December 31, 1994                   50,000        *         *     62,920      (104,949)     (22,104)          (14,133)

  Issuance of 9,770 shares of Class
         A common stock                                    *               61,505                                       61,505
  Net income                                                                                          11,890            11,890
  Dividends on preferred stock                                                                        (4,750)           (4,750)
  Change in net unrealized losses on
         available-for-sale securities                                                  133,479                        133,479
                                          -------------------------------------------------------------------------------------
Balance, December 31, 1995                   50,000        *          *   124,425        28,530      (14,964)          187,991

  Issuance of 26 shares of Class
         A common stock                                    *                  184                                          184
  Net income                                                                                          23,378            23,378
  Dividends on preferred stock                                                                        (4,750)           (4,750)
  Change in net unrealized gains on
         available-for-sale securities                                                  (24,861)                       (24,861)
                                          --------------------------------------------------------------------------------------
Balance, December 31, 1996                $  50,000  $     *   $     *  $ 124,609     $   3,669   $    3,664          $181,942
                                          ======================================================================================

*        LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                             -----------------------------------------
(IN THOUSANDS)                                                     1996          1995           1994
-------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                            $    23,378    $    11,890    $   (16,771)
Adjustments to reconcile net income (loss) to
  cash flows provided by operating activities:

    Interest credited on general account customer deposits       172,202        136,824        108,495
    Realized investment (gains) losses                              (907)        (4,048)        36,727
    Amortization of value of insurance in
      force and deferred policy
      acquisition costs                                           14,155         10,036          5,126
    Other amortization                                             1,374         12,406          9,402
    Deferral of policy acquisition and other costs               (24,202)       (24,505)       (25,273)
    Deferred tax expense (benefit)                                 2,554          6,385         (3,823)
    (Increase) decrease in accrued investment income                 149         (1,609)         2,590
    Changes in other assets and liabilities                        4,171         (9,020)       (10,770)
                                                             ------------------------------------------
Cash flows provided by operating activities                      192,874        138,359        105,703

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:

  Purchases                                                   (2,716,010)    (1,498,623)      (835,792)
  Maturities and redemptions                                     241,391        205,319        159,684
  Sales                                                        1,922,689      1,197,468        522,175

Other investments:

  Purchases                                                      (55,995)        (7,891)       (18,562)
  Maturities and redemptions                                       7,310         24,377         79,236

  Sales                                                           42,961         36,119           --
Policy loans, net                                                 (5,938)        (6,428)        (4,637)
Purchase of separate account assets                             (302,993)      (226,812)      (306,097)
Proceeds from sale of separate account assets                     83,077         45,249         19,895
Cash and cash equivalents acquired in excess of
     purchase price paid for:

  Integrity Holdings, Inc.                                          --             --            3,250
  Substantially all assets of SBM Company                           --           36,490           --
                                                             ------------------------------------------
Cash flows used in investing activities                         (783,508)      (194,732)      (380,848)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock                               184         63,505           --
Organizational, debt and stock issuance costs                       --           (2,000)        (2,104)
Preferred stock dividends                                         (4,750)        (4,750)        (5,014)
         Amounts received from customers                       1,072,323        425,628        375,580
         Amounts paid to customers                              (441,944)      (406,977)      (301,330)

Change in payable to reinsurer                                    10,000           --             --
Change in repurchase agreement liability                         (12,008)        12,008           --
                                                             ------------------------------------------
         Cash flows provided by financing activities             623,805         87,414         67,132
                                                             ------------------------------------------

Net change in cash and cash equivalents                           33,171         31,041       (208,013)

         Cash and cash equivalents at beginning of year           76,896         45,855        253,868
                                                             ------------------------------------------

Cash and cash equivalents at end of year                     $   110,067    $    76,896    $    45,855
                                                             ==========================================

Supplemental cash flow information:

         Interest paid on debt                               $     2,613    $     2,736    $     2,275
                                                             ==========================================

         Income taxes paid                                   $     7,230    $      --      $     3,017
                                                             ==========================================


SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         ARM Financial Group, Inc. (the "Company") specializes in the asset accumulation business, providing retail and institutional customers with products and services designed to serve the growing long-term savings and retirement markets. The Company's retail products include a variety of fixed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including independent broker-dealers, independent agents, stockbrokers and financial institutions. The Company offers asset management services and guaranteed investment contracts ("GICs") to its institutional clients, which include defined benefit pension plans, defined contribution or 401(k) pension plans and insurance companies. The Company markets its institutional products and services directly to bank trust departments, plan sponsors, cash management funds, other institutional funds and insurance companies as well as through industry consultants.

         The Company derives its earnings from its spread-based and fee-based products and services. With spread-based products, the Company's insurance and face-amount certificate subsidiaries agree to return customer deposits with interest at a specified rate or based on a specified index. As a result, the Company's insurance and face-amount certificate subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With fee-based products and services, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts the investment risk. Because the investment risk is borne by the customer, this line of business requires significantly less capital support than spread-based business.

         The Company conducts its different businesses through a variety of subsidiaries. Retail fixed and variable annuities and institutional GICs are issued by the Company's insurance subsidiaries Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company ("National Integrity") (collectively, the "Integrity Companies"). ARM Capital Advisors, Inc. ("ARM Capital Advisors"), an SEC-registered investment advisor based in New York City, offers fixed income asset management services (see Note 2 related to the proposed sale of ARM Capital Advisors). ARM Securities Corporation ("ARM Securities"), a registered broker-dealer, provides a distribution channel for selling affiliated and nonaffiliated retail products. SBM Certificate Company is an issuer of face-amount certificates, a retail product similar to certificates of deposit issued by banks.

         The Company was established in July 1993 by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and Analytical Risk Management, Ltd. (now known as Oldarm L.P.). MSLEF II is an investment fund sponsored by Morgan Stanley Group Inc. ("Morgan Stanley"). As a result of an additional investment (described in Note 2), certain other private equity funds sponsored by Morgan Stanley, together with MSLEF II, own approximately 91% of the outstanding shares of common stock of the Company. Oldarm L.P., New ARM, LLC and certain employees, management and independent directors of the Company and its subsidiaries own in the aggregate approximately 9% of the common stock of the Company. The Company had no significant business activity until November 26, 1993, when it acquired the Integrity Companies resulting in $2.3 billion of assets under management. Assets under management have grown to $4.8 billion as of December 31, 1996 after giving effect to the proposed sale of ARM Capital Advisors.

BASIS OF PRESENTATION

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

         The consolidated statements of operations represent a presentation of the Company's results using the reporting format followed by banks and some insurance companies whose products involve only minimal amounts of mortality risk. The Company's focus on products and services for the retirement and long-term savings markets creates many similarities to non-insurance financial services companies. Management of the Company believes that these statements of operations provide financial statement readers with more relevant information than under the format generally followed by traditional life insurance companies, which was used by the Company prior to 1995. These statements highlight the Company's spread-based segment's net investment spread and provide details of the sources of fee income for the Company's fee-based segment.

         The consolidated balance sheets include a dual presentation of carrying amount and fair value balances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," fixed maturities classified as available-for-sale are reported at fair value in the carrying amount balance sheets; however, corresponding customer deposits are reported at historical values. In contrast, in the fair value balance sheets, both assets and liabilities are reported at fair value. As permitted by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the fair value balance sheets are presented as a supplemental disclosure to provide a more meaningful picture of the Company's financial position. Note 4 describes the methods and assumptions used by the Company in estimating fair value.

INVESTMENTS

         All of the Company's fixed maturities and equity securities are classified as available-for-sale and stated at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity, net of adjustments to value of insurance in force and deferred policy acquisition costs equal to the change in amortization that would have been recorded if these securities had been sold as of the balance sheet date, and net of deferred income taxes. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization and accretion is computed using the interest method and is included in investment income. Anticipated prepayments on mortgage-backed and asset-backed securities are considered in determining the effective yield on such securities. If a difference arises between anticipated and actual prepayments, the carrying value of the investment is adjusted with a corresponding charge or credit to investment income. Interest and dividends are included in investment income. Mortgage loans on real estate and policy loans are carried at their unpaid principal balances. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at their time of purchase.

         Realized gains and losses on the sale of investments are determined based upon the average cost method and include provisions for other-than-temporary impairments where appropriate. In addition, the amortization of value of insurance in force and deferred policy acquisition costs is adjusted for gains and losses realized on sales of investments which support customer deposits. The adjustment to amortization associated with such realized gains and losses is included in Realized Investment Gains (Losses) in the statement of operations.

         At the time of adoption of SFAS No. 115, the Company classified its portfolio of privately placed fixed maturity securities as held-to-maturity. Although the Company had the ability to hold these securities to maturity, its original intention of holding them as such changed during 1995. Effective April 1, 1995, the Company transferred all if its fixed maturities classified as held-to-maturity (primarily private placement securities) to the available-for-sale category. The April 1, 1995 amortized cost of the fixed maturities transferred was $129.7 million, resulting in an unrealized loss of $1.9 million, net of deferred income tax assets.

VALUE OF INSURANCE IN FORCE, DEFERRED POLICY ACQUISITION COSTS, AND GOODWILL

         A portion of the purchase price paid for the insurance subsidiaries was allocated to the value of insurance in force based on the actuarially-determined present value of the expected pretax future profits from the business assuming a discount rate of 13%. This present value amount was reduced to the extent that the fair value of the net assets acquired including the value of insurance in force exceeded the purchase price allocated to the insurance subsidiaries. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date. Recoverability of the value of insurance in force is evaluated quarterly by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense. To the extent recoverable from future gross profits, costs of producing new business (primarily commissions and certain policy issuance and marketing costs) which vary with and are primarily related to the production of new business are deferred. Value of insurance in force and deferred policy acquisition costs are amortized in proportion to the emergence of future gross profits, including related realized investment gains and losses, over the estimated term of the underlying policies. In addition, an adjustment is made to value of insurance in force and deferred policy acquisition costs equal to the change in amortization that would have been recorded if unrealized gains and losses on available-for-sale securities had been realized as of the balance sheet date.

         A portion of the purchase price paid for subsidiaries was allocated to goodwill representing the excess of the purchase price paid over the fair value of net assets acquired. Goodwill currently recorded is amortized over a period not exceeding twenty years using the straight-line method.

         Incremental costs directly related to the integration of acquired companies are deferred, to the extent recoverable from future gross profits of the acquired companies. Such deferred transition costs are amortized using the straight-line method over the estimated term of the policies underlying the acquired companies.

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS

         Assets held in separate accounts of the Company's insurance subsidiaries are segregated from other investments and are not subject to claims that arise out of any other business of the Company. Separate accounts include both spread-based and fee-based deposits representing guaranteed and non-guaranteed business, respectively, primarily of variable annuity customers. Assets held in separate accounts are carried at estimated fair values. Customer deposits in guaranteed separate accounts are recorded at customer account values, plus or minus a market value adjustment calculated using credited rates for new business. Customer deposits in non-guaranteed separate accounts are recorded at customer account values before applicable surrender charges, which reflects the market value of the underlying separate account investments. The Company receives administrative fees for managing non-guaranteed deposits and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the statement of operations. Investment income and interest credited on customer deposits for guaranteed separate account deposits are included as such in the statement of operations.

         During 1996, the Company began offering an equity-indexed annuity product through its separate accounts which aims to meet consumer demand for equity investments with downside protection. In connection with this product, the Company's separate accounts purchased call options based on the Standard & Poor's 500 Composite Stock Index ("S&P 500"). The options perform as a hedge against the Company's obligation to pay equity-indexed annuity policyholders returns tied to the S&P 500. These options are carried at fair value and unrealized gains and losses increase or decrease obligations to policyholders.

CUSTOMER DEPOSITS

         For single and flexible premium deferred annuities, single premium endowments, face-amount certificates and guaranteed investment contracts, customer deposits represent account values before applicable surrender charges. Such account values represent premiums and deposits received, plus interest credited, less withdrawals and assessed fees. For structured settlements and other single premium immediate annuities, customer deposits represent the present value of future benefit payments and maintenance expenses. The interest rate used in determining such present value was approximately 7.35% as of December 31, 1996.

RECOGNITION OF FEE INCOME AND EXPENSES

         Variable annuity fees and asset management fees are recorded in income as earned. Other fee income includes marketing partnership fees earned related to ventures with other insurance companies and certain fees earned by ARM Securities (primarily net retained commissions). Premiums and deposits received from customers are not included in the statement of operations. Other expenses include benefit payments paid in excess of a customer's account value and related reinsurance costs.

FEDERAL INCOME TAXES

         Deferred income tax reflects the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating and capital losses.

NET INCOME PER SHARE OF COMMON STOCK

         Net income per share is computed by dividing net income or loss, less dividends on preferred stock, by the weighted average number of common shares outstanding for the period, considering the effects of any dilutive common stock equivalents. The rights of the holders of the Company's Class A and Class B common stock are identical except that the Class A shares have a liquidation preference over the Class B shares.

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.       ACQUISITIONS

SBM COMPANY

         In June 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM Company ("SBM"), including all of the issued and outstanding capital stock of SBM's subsidiaries, State Bond and Mortgage Life Insurance Company ("SBM Life") and SBM Financial Services, Inc. (which subsequently changed its name to ARM Securities), SBM Certificate Company, and SBM's management contracts with six mutual funds (the "State Bond Mutual Funds"). The designated effective date of the acquisition was May 31, 1995.

         The aggregate purchase price for the acquisition was $38.8 million. The Company financed the acquisition by issuing a total of 9,770 shares of the Company's Class A common stock to Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (collectively, the "MSCP Funds"), New ARM, LLC, and certain directors of the Company for an aggregate sale price of $63.5 million. The MSCP Funds are private equity funds sponsored by Morgan Stanley. The Company used the proceeds from the issuance of new common equity in excess of the aggregate purchase price for the acquisition to (i) make a $19.9 million capital contribution to SBM Life, (ii) acquire all of the issued and outstanding capital stock of SBM Certificate Company from SBM Life for a purchase price of $3.3 million and (iii) provide for fees and expenses related to the acquisition. Transition costs of $1.1 million and $2.2 million directly related to the acquisition were deferred during 1996 and 1995, respectively.

         The capital contribution to SBM Life was used to strengthen SBM Life's financial position and allowed for a significant investment portfolio restructuring immediately following the acquisition with no net adverse effect on statutory adjusted capital and surplus. On December 31, 1995, SBM Life was merged with and into Integrity to create certain operating efficiencies intended to benefit the Company and its customers. On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Asset management fee income of $1.6 million and $1.0 million was recorded by the Company during 1996 and 1995, respectively, with respect to the management of such funds. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996.

ARM CAPITAL ADVISORS

         On January 5, 1995, the Company completed the acquisition of substantially all the assets and business of the U.S. fixed income unit of Kleinwort Benson Investment Management Americas Inc. ("KBIMA"). KBIMA provided investment advisory services to the Company during 1994 and received fees of $2.1 million for such services. The business acquired became part of the then newly-formed ARM Capital Advisors. Assets managed by ARM Capital Advisors under contracts acquired from KBIMA and new contracts with third parties, primarily defined benefit pension plans, have increased from $0.8 billion as of January 5, 1995 to $2.7 billion as of December 31, 1996. ARM Capital Advisors' management of third-party accounts generated asset management fees of $4.2 million and $2.2 million during 1996 and 1995, respectively. In addition to providing asset management services to institutional clients, ARM Capital Advisors manages the investment portfolios of the Company's subsidiaries. Although third-party assets managed by ARM Capital Advisors have grown since the acquisition, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company is in the process of transferring the operations and assets of ARM Capital Advisors into a newly-formed limited liability company to be named ARM Capital Advisors, LLC, and thereafter selling an 80% interest in such company to an entity controlled by Emad A. Zikry, President of ARM Capital Advisors. Under the proposed terms of the sale, which are being negotiated, the newly-formed company will continue to provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The proposed terms of the sale further provide that after December 31, 1997, the Company can continue to engage the newly-formed company as its investment advisor at agreed upon rates, but, beginning in 1998, the Company may consider retaining other investment management firms.

INTEGRITY COMPANIES

         On November 26, 1993, the Company completed the acquisition of the Integrity Companies from The National Mutual Life Association of Australasia Limited ("National Mutual"). In connection with the acquisition, National Mutual replaced all equity securities, investment real estate and joint ventures and fixed maturity investments classified as "6" by the National Association of Insurance Commissioners ("NAIC") with cash in an amount equal to the statutory book value of such assets as of December 31, 1992 adjusted for any additional cash investments or distributions during the period from January 1, 1993 to November 26, 1993. In addition, National Mutual (i) strengthened Integrity's statutory policyholder reserves and surplus by $24.3 million, (ii) indemnified the Integrity Companies with respect to the payment of principal and interest due on all commercial and agricultural mortgage loans and supports the indemnification with a $23.0 million escrow arrangement, (iii) provided indemnification as to the availability of net operating and capital loss carryforwards and of Section 338(h)(10) tax deductions, (iv) provided the Integrity Companies with indemnification as to future claims for taxes, assessments from guaranty funds, and claims from litigation, which arise from preclosing events, and (v) terminated all surplus relief reinsurance arrangements.

         Income related to National Mutual indemnifications was $2.6 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively. The indemnification income is primarily related to indemnified guaranty fund assessments, franchise taxes and mortgage loan investment income.

3.       INVESTMENTS

The amortized cost and estimated fair values of available-for-sale securities were as follows:


                                                   Gross         Gross
                                                Unrealized     Unrealized   Estimated
(IN THOUSANDS)                     Cost            Gains         Losses    Fair Value
-------------------------------------------------------------------------------------
DECEMBER 31, 1996:

  Fixed Maturities:

   U.S. Treasury securities and
     obligations of U.S.
     government agencies         $  247,041   $    1,363   $    1,481   $  246,923

   Obligations of state and
     political subdivisions           4,963            3          406        4,560



   Foreign governments               45,611          611          462       45,760
   Corporate securities             992,003       13,260       13,693      991,570
   Asset-backed securities          299,365          686        1,951      298,100
   Mortgage-backed securities     1,459,851       19,393       11,644    1,467,600
                                 -------------------------------------------------
Total fixed maturities            3,048,834       35,316       29,637    3,054,513
Equity securities                    21,268        1,286            2       22,552
                                 -------------------------------------------------
  Total available-
    for-sale securities          $3,070,102   $   36,602   $   29,639   $3,077,065
                                 =================================================

DECEMBER 31, 1995:
  Fixed Maturities:

    U.S. Treasury securities
      and obligations of U.S.
      government agencies        $  248,838   $    4,345   $       32   $  253,151



    Obligations of state and
      political subdivisions         10,126           29          467        9,688



    Foreign governments              80,394        3,828          727       83,495
    Corporate securities            954,453       38,418       17,776      975,095
    Asset-backed securities         150,732        1,730        1,116      151,346
    Mortgage-backed securities    1,048,860       30,607        1,675    1,077,792
                                 -------------------------------------------------
  Total fixed maturities          2,493,403       78,957       21,793    2,550,567
  Equity securities                   8,196          897         --          9,093
                                 -------------------------------------------------
    Total available-
      for-sale securities        $2,501,599   $   79,854   $   21,793   $2,559,660
                                 =================================================


         The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are shown below:

                                                        December 31, 1996
                                                     -----------------------
                                                                  Estimated
(IN THOUSANDS)                                         Cost       Fair Value
----------------------------------------------------------------------------

Due in one year or less                              $   26,365  $   26,382
Due after one year through five years                   182,680     182,378
Due after five years through ten years                  238,769     240,178
Due after ten years                                     841,804     839,875
Asset-backed securities                                 299,365     298,100
Mortgage-backed securities                            1,459,851   1,467,600
Equity securities                                        21,268      22,552
                                                      ---------------------
  Total available-for-sale securities                $3,070,102  $3,077,065
                                                     ======================

         Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities (including floating-rate securities) provide for periodic payments throughout their lives.

         During 1996, 1995 and 1994, gross gains of $33.5 million, $24.1 million and $2.1 million, respectively, and gross losses of $18.9 million, $15.6 million and $37.2 million, respectively, were realized on sales of fixed maturities. For the year ended December 31, 1996, the Company recorded a loss of $15.2 million related to the write-down to fair value of an investment in a corporate fixed maturity security. For the years ended December 31, 1996 and 1995, the recognition of realized investment gains resulted in an increase in the amortization of value of insurance in force of $1.9 million and $2.6 million, respectively, and in an increase in the amortization of deferred policy acquisition costs of $28,000 and $318,000, respectively.

         In accordance with SFAS No. 115, net unrealized gains and losses on investments classified as available-for-sale were reduced by deferred federal income taxes and adjustments to value of insurance in force and deferred policy acquisition costs that would have been required had such gains and losses been realized. Net unrealized gains on available-for-sale securities reflected as a separate component of shareholders' equity are summarized as follows:

                                                             December 31,
                                                    ---------------------------
(IN THOUSANDS)                                          1996              1995
--------------------------------------------------------------------------------

Net unrealized gains on available-
  for-sale securities before
  adjustments for the following:                    $    6,963       $   58,061

     Amortization of value of
       insurance in force and
       deferred policy acquisition costs                (1,318)         (14,170)

     Deferred federal income taxes                      (1,976)         (15,361)
                                                    ---------------------------

       Net unrealized gains on available-
         for-sale securities                        $    3,669       $   28,530
                                                    ===========================

         Pursuant to the terms of the acquisition of the Integrity Companies, National Mutual has indemnified principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to $36.7 million or 99.6% of the Company's investment in mortgage loans on real estate as of December 31, 1996. In support of its indemnification obligations, National Mutual has placed $23.0 million into escrow in favor of the Integrity Companies, which will remain available until the subject commercial and agricultural loans have been paid in full.

         Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains on available-for-sale securities) at December 31, 1996 and 1995, other than investments in affiliates and investments issued or guaranteed by the United States government are as follows. Such securities were 97.4% and 96.7% investment grade at December 31, 1996 and 1995, respectively.
                                                                       Carrying
(IN MILLIONS)                                                           Amount
--------------------------------------------------------------------------------
1996
Fixed maturities:
  ABN AMRO Bank                                                     $  19.3
  Advanta Corporation                                                  20.1
  Aircraft Lease Portfolio Securities                                  27.4
  American President Company                                           18.4
  Amresco Residential Mortgage Loan                                    23.8
  Augusta Funding LTD VI                                               20.0
  Augusta Funding LTD VIII                                             24.8
  Bear Stearns Company                                                 30.4
  Chevy Chase Master Credit Card Trust                                 20.0
  Commonwealth Edison Company                                          19.2
  Conseco Commercial Mortgage                                          20.2
  Countrywide Home Loans                                               29.1
  Countrywide Mortgage Backed                                          50.7
  Delta Funding Home Equity Loan Trust                                 17.9
  DLJ Acceptance Corporation                                           58.7
  First USA Credit Card Trust                                          25.0
  Ford Motor Corporation                                               25.0
  General Electric Capital Mortgage                                    91.3
  Greenwich Capital Acceptance                                         36.8
  Guardian National Acceptance Corporation                             21.4
  J.P. Morgan & Company                                                24.8
  LB Mortgage Trust                                                    27.3
  Lehman Brothers Holdings                                             23.5
  Matterhorn One, Ltd.                                                 45.2
  Merit Securities Corporation                                         30.0
  Mobil Producing Nigeria                                              19.0
  National Westminster Bank                                            22.3
  Paine Webber Group, Incorporated                                     29.4
  Philadelphia Electric                                                18.5
  Residential Funding Mortgage                                         44.0
  Resolution Trust Corporation                                         47.0

                                                                       Carrying
(IN MILLIONS)                                                           Amount
--------------------------------------------------------------------------------

  Ryland Mortgage Securities Corporation                              $34.4
  Salomon Brothers Mortgage Securities VII                             22.2
  Structured Asset Securities Corporation                             106.2
  TCI Communications, Incorporated                                     23.9
  Tenaga Nasional Berhad                                               19.2
  Time Warner Entertainment Company, L.P.                              21.6
  TMS Home Equity Loan Trust                                           48.0
  Wilshire Manufactured Housing Trust                                  22.9
Equity securities:
  Santander Finance, Ltd.                                              19.2

1995
Fixed maturities:
   ABN AMRO Bank                                                       18.5
   AETNA Life & Casualty                                               16.5
   American President Company                                          19.7
   CNA Financial                                                       21.3
   Commonwealth Edison Company                                         21.2
   Conseco Commercial Mortgage                                         20.7
   Contimortgage Home Equity Loan Trust                                27.2
   Countrywide Mortgage Backed                                         36.7
   General Electric Capital Mortgage                                   39.6
   Georgia Pacific                                                     22.3
   Home Holdings                                                       19.3
   Hydro-Quebec                                                        23.0
   Korea Electric & Power                                              17.1
   Nationwide CSN Trust                                                17.2
   Nomura Asset Security Corporation                                   24.2
   Pohang Iron and Steel                                               16.0
   RJR Nabisco, Incorporated                                           16.6
   Ryland Mortgage Securities Corporation                              20.5
   Salomon, Incorporated                                               18.8
   Structured Asset Securities Corporation                             73.3
   Swedish Export Credit                                               19.9
   Telephone & Data Systems, Incorporated                              18.7
   Time Warner Entertainment Company, L.P.                             22.5
   Torchmark Corporation                                               17.2
   Western Financial Grantor Trust                                     17.3

         The components of investment income were:

                                                    Year Ended December 31,
                                             ----------------------------------
(IN THOUSANDS)                                   1996         1995       1994
--------------------------------------------------------------------------------

Fixed maturities                            $  228,473    $  177,123 $  129,211
Policy loans                                     8,629         7,579      6,767
Mortgage loans on real estate                    4,321         6,712      9,379
Cash and cash equivalents                        5,705         3,096      3,222
Income from other investments                    2,903         1,514        563
                                             -----------------------------------
Investment income                           $  250,031    $  196,024 $  149,142
                                             ===================================

4.       FAIR VALUE BALANCE SHEETS

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about all financial instruments, including insurance liabilities classified as investment contracts, unless specifically exempted. The accompanying fair value balance sheets reflect fair values for those financial instruments specifically covered by SFAS No. 107, along with fair value amounts for other assets and liabilities for which disclosure is permitted but not required.

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

MORTGAGE LOANS ON REAL ESTATE

         Pursuant to the terms of the acquisition of the Integrity Companies, payments of principal and interest on mortgage loans acquired on November 26, 1993 are guaranteed by National Mutual. Principal received in excess of statutory book value is to be returned to National Mutual. Accordingly, book value is deemed to be fair value for these mortgage loans.

POLICY LOANS

         The carrying amount of policy loans approximates their fair value.

CASH AND CASH EQUIVALENTS AND ACCRUED INVESTMENT INCOME

         The carrying amount of cash and cash equivalents and accrued investment income approximates their fair value given the short-term nature of these assets.

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS

         Fair values of assets held in separate accounts are based on the quoted market prices of the underlying mutual funds for assets invested in variable options. The fair value of assets held in separate accounts invested in guaranteed rate options is primarily based on quoted market prices of fixed maturity securities. The fair value of customer deposits in separate accounts is based on the account values of the underlying policies, plus or minus market value adjustments applicable to certain customers who are guaranteed a fixed rate of return.

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

CUSTOMER DEPOSITS AND VALUE OF INSURANCE IN FORCE

         The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for single premium immediate annuity contracts represents the fair values of those contracts as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily related to deferred annuity contracts, single premium endowment contracts, and guaranteed investment contracts, represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for all customer deposits, excluding single premium immediate annuity contracts, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

LONG-TERM DEBT AND PAYABLE TO REINSURER

         The carrying amounts of long-term debt and payable to reinsurer approximate fair value.

OTHER ASSETS AND LIABILITIES

         The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

5.       VALUE OF INSURANCE IN FORCE

         The following provides information on the value of insurance in force during 1996, 1995 and 1994:

                                                 Year Ended December 31,
                                             ------------------------------
(IN THOUSANDS)                                   1996      1995     1994
---------------------------------------------------------------------------

Amortization excluding effects of
  realized and unrealized investment
  gains and losses                           $(10,474)  $(10,490) $(5,874)

Interest accrued on unamortized balance         3,154      3,386    2,044
                                             ------------------------------
Net amortization as reported in the
  statement of operations                      (7,320)    (7,104)  (3,830)

Amortization related to realized
  investment gains and losses(a)               (1,890)    (2,562)      --

Change in amortization related to
  unrealized gains and losses on
  available-for-sale securities(b)             13,180    (14,170)      --

Addition resulting from the acquisition
  of SBM Life                                      --     61,131       --

Recognition of acquired tax benefits           (2,997)   (18,004)  (5,415)
                                             ------------------------------
Net change in value of insurance in force         973     19,291   (9,245)
Balance at beginning of period                 51,051     31,760   41,005
                                             ------------------------------
Balance at end of period                     $ 52,024   $ 51,051  $31,760
                                             ==============================

(a) Included in Realized Investment Gains (Losses) in the statement of operations.
(b) Included in Change in Net Unrealized Gains and Losses on Available-for-Sale Securities in the statement of shareholders' equity.

         The interest rates used to accrue interest on the unamortized value of insurance in force are consistent with the rates credited on acquired policies and range from 5% to 8%. Net amortization of the value of insurance in force, excluding the effects of realized and unrealized investment gains and losses, in each of the following years is estimated to be: 1997 -- $8.2 million; 1998 -- $6.8 million; 1999 -- $5.7 million; 2000 -- $4.9 million; and 2001 -- $4.1 million.

6.       NON-RECURRING CHARGES

         The Company recorded a $5.0 million non-recurring charge in 1996 including $3.2 million related to the relocation and consolidation of operations facilities from Columbus, Ohio to Louisville, Kentucky; costs of $1.0 million for mergers and acquisitions activities that did not result in a transaction; and costs of $0.8 million related to the Company's filing of a public offering of common stock.

         During the fourth quarter of 1996, the Company developed a plan to relocate and consolidate its main processing center. The $3.2 million charge in 1996 relates to certain direct costs associated with the plan. Additional non-recurring transition costs of approximately $5.0 million which are deemed to provide future economic benefits to the Company are expected to be incurred in 1997.

7.       DEBT

LONG-TERM DEBT

         The Company is a party to a Credit Agreement, as amended, providing a term loan facility in the principal amount of $40 million bearing a floating interest rate indexed to the London Interbank Offered Rate ("LIBOR"). The loan matures September 30, 2001, subject to optional prepayment and contingent upon the Company's compliance with various financial covenants. The loan amount is secured by a pledge of the shares of common stock of the Company's subsidiaries (except National Integrity). At December 31, 1996, aggregate maturities of such debt were as follows: 1997 -- $4 million; 1998 -- $6 million; 1999 -- $8 million; 2000 -- $10 million; 2001 -- $12 million.

REVOLVING CREDIT FACILITY

         The Credit Agreement, as amended, also provides a revolving credit facility. The maximum borrowing allowed under this facility is $20 million. The facility is available through September 30, 2001, and has an annual commitment fee of 0.25% on the unused portion. There have been no borrowings under this facility.

PAYABLE TO REINSURER

         The Company holds $10.0 million of funds withheld under a modified coinsurance reinsurance agreement related to a block of variable annuity contracts. This liability bears a floating interest rate indexed to the LIBOR. Repayment is scheduled for equal annual installments over the next five years.

8.       FEDERAL INCOME TAXES

         The components of the provision for federal income tax expense (benefit) consist of the following:

                                                      Year Ended December 31,
                                                --------------------------------
(IN THOUSANDS)                                     1996        1995       1994
--------------------------------------------------------------------------------

Current                                         $   2,613    $   641  $ (2,195)
Deferred                                            2,554      6,385    (3,823)
                                                --------------------------------
Total federal income tax expense (benefit)      $   5,167    $ 7,026  $ (6,018)
                                                ================================

         Significant components of the asset related to deferred federal income taxes as of December 31, 1996 and December 31, 1995 were:

(IN THOUSANDS)                                     1996               1995
--------------------------------------------------------------------------------
Deferred tax assets:

  Difference between GAAP and tax reserves      $ 72,513            $ 68,708
  Value of insurance in force                        724                --
  Capital loss carryforward                        2,736               4,483
  Net operating loss carryforward                 11,783              15,341
  Intangibles                                      1,331               1,618
  Alternative minimum tax credit carryforward      2,029               1,209
  Other investments                                  294                --
  Other                                            3,638               5,399
                                                ----------------------------
    Total deferred tax assets                     95,048              96,758
  Valuation allowance for deferred tax assets    (38,798)            (37,336)
                                                ----------------------------
  Net deferred tax assets                         56,250              59,422

Deferred tax liabilities:

  Deferred policy acquisition costs               16,910              10,848
  Value of insurance in force                       --                 8,891

  Fixed maturities                                 1,760               1,727
  Other investments                                 --                 2,819

  Net unrealized gains on available-
    for-sale securities                            1,976              15,361
                                                ----------------------------
    Total deferred tax liabilities                20,646              39,646
                                                ----------------------------
Total deferred federal income taxes             $ 35,604            $ 19,776
                                                ============================

         In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits will be applied to first reduce the balance of intangible assets related to the acquisition, such as value of insurance in force and goodwill. A full valuation allowance was provided on the difference between deferred tax assets and liabilities of the Integrity Companies as of November 26, 1993, resulting in zero deferred federal income taxes at that date. Based on the Integrity Companies' ability to generate taxable income in the post-acquisition period and projections of future taxable income, the Integrity Companies' valuation allowance was reduced by $11.0 million and $27.9 million during 1996 and 1995, respectively. As a result of realizing such benefits, the value of insurance in force was reduced by $3.0 million and $18.0 million during 1996 and 1995, respectively. The balance of goodwill was also reduced by $1.0 million during 1995. Additionally, the Company has established a full valuation allowance on its non-life net operating loss carryforwards. Realization of these carryforward benefits is dependent on future non-life earnings and the generation of future capital gains.

         The Company files a consolidated federal income tax return with its non-life subsidiaries, but is not currently eligible to file with its life insurance subsidiaries. Accordingly, Integrity and National Integrity file a consolidated federal life insurance income tax return.

         Federal income taxes differ from that computed using the federal income tax rate of 35% for 1996, 1995 and 1994 as follows:

                                                     Year Ended December 31,
                                                 -------------------------------
(IN THOUSANDS)                                     1996       1995      1994
--------------------------------------------------------------------------------

Income tax expense (benefit) at statutory rate   $  9,991   $ 6,621   $ (7,976)
Increase (decrease) in valuation allowance         (5,490)    1,052      1,977
Net operating losses not currently deductible          --      (271)        --
Other                                                 666      (376)       (19)
                                                --------------------------------
  Total federal income tax expense (benefit)     $  5,167   $ 7,026   $ (6,018)
                                                ================================

         The Company had net operating loss carryforwards of approximately $33.7 million, $43.8 million and $47.0 million at December 31, 1996, 1995 and 1994, respectively, expiring in years 2005 to 2011.

9.       STATUTORY INFORMATION

         Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with GAAP net income (loss) reported in the accompanying statements of operations:

                                                   Year Ended December 31,
                                              --------------------------------
(IN THOUSANDS)                                   1996        1995       1994
--------------------------------------------------------------------------------

Insurance subsidiaries (statutory-basis)(1)   $ 38,769    $ 31,179    $ 27,079
Non-insurance companies(2)                         927         255      (1,909)
                                             ----------------------------------
  Consolidated statutory-basis
    pretax operating income                     39,696      31,434(3)   25,170

Reconciling items:

  Amortization of interest maintenance
    reserve                                     (4,091)     (3,905)     (5,796)
  Adjustments to invested asset carrying
    values at acquisition date                    (572)       (769)     (3,726)

  Adjustments to customer deposits              (2,324)     (5,994)    (15,773)
  Interest expense on debt                      (3,146)     (3,461)     (3,136)
  Deferred policy acquisition costs,
    net of amortization                         16,223      16,650      23,976
  Amortization of value of
    insurance in force                          (7,320)     (7,104)     (3,830)
  Amortization of acquisition-related
    deferred charges                            (1,503)     (9,920)     (2,163)
  Amortization of goodwill                        (488)       (358)         --
  Non-recurring charges                         (5,004)         --          --
  Realized investment gains (losses)               907       4,048     (36,727)
  Other                                         (3,833)     (1,705)       (784)
                                             ----------------------------------
GAAP-basis:
  Income (loss) before federal income taxes     28,545      18,916     (22,789)
  Federal income tax benefit (expense)          (5,167)     (7,026)      6,018
                                             ----------------------------------
  Net income (loss)                             23,378      11,890     (16,771)
  Dividends on preferred stock                  (4,750)     (4,750)     (4,750)
                                             ----------------------------------
  Net income applicable to common
    shareholders                                18,628       7,140     (21,521)
  Exclude, net of tax:
    Realized investment (gains) losses            (590)     (2,631)     23,873
    Non-recurring charges                        4,539        --          --
                                             ----------------------------------
Operating earnings(4)                         $ 22,577    $  4,509    $  2,352
                                             ----------------------------------
                                             ----------------------------------


(1) Insurance company general account and separate account statutory-basis pretax income excluding realized gains and losses.
(2) Non-insurance company pretax income excluding amortization of acquisition-related deferred charges, interest expense on debt, realized investment gains and losses, and non-recurring corporate costs and charges related to acquisition, financing and restructuring activities.
(3) Includes the results of operations of the acquired SBM businesses for the seven months ended December 31, 1995.
(4) Net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges.

         On December 30, 1994, Integrity redomesticated from Arizona to Ohio. Dividends that the Company may receive from Integrity in any year without prior approval of the Ohio Insurance Director are limited by statute to the greater of
(i) 10% of Integrity's statutory capital and surplus as of the preceding December 31, and (ii) Integrity's statutory net income for the preceding year. The maximum dividend payments that may be made by Integrity to the Company during 1997 are $26.0 million.

         The consolidated statutory-basis capital and surplus of the Company's insurance subsidiaries totaled $163.8 million and $146.0 million at December 31, 1996 and 1995, respectively. In addition, the consolidated statutory-basis asset valuation reserves of the Company's insurance subsidiaries totaled $28.1 million and $19.4 million at December 31, 1996 and 1995, respectively. These reserves are generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators.

         The NAIC Risk-Based Capital ("RBC") requirements attempt to evaluate the adequacy of a life insurance company's statutory-basis adjusted capital and surplus in relation to investment, insurance and other business risks. The RBC formula is used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action and is not designed to be a basis for ranking the financial strength of insurance companies. In addition, the formula establishes a minimum capital standard which supplements the prevailing system of low fixed minimum capital and surplus. The RBC requirements provide for four different levels of regulatory attention depending on the ratio of the company's adjusted capital and surplus to its RBC. As of December 31, 1996 and 1995, the adjusted capital and surplus of Integrity and National Integrity are substantially in excess of the minimum level of RBC that would require regulatory response.

10.      SHAREHOLDERS' EQUITY

PREFERRED STOCK

         During 1993, the Company issued 2,000,000 shares of non-voting 9.5% Cumulative Perpetual Preferred Stock, stated value $25, in connection with the acquisition of the Integrity Companies. Cash dividends at a rate of 9.5% per annum per share are payable quarterly. The shares of preferred stock may not be redeemed prior to December 15, 1998. On or after December 15, 1998, the Company may, at its option, redeem all or part of the shares at a redemption price of $25 per share.

PUBLIC OFFERING OF COMMON STOCK

         On October 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering (the "Offering") of a yet to be determined number of shares of Class A common stock, par value $.01 per share (the "New Class A Common Stock"). The Company's decision to proceed with the Offering is subject to market and other conditions. Prior to the consummation of the Offering, the Company expects to amend and restate its Certificate of Incorporation and By-Laws to effectuate a recapitalization such that (i) the common equity of the Company will consist of New Class A Common Stock and Class B Common Stock, par value $.01 per share
(the "New Class B Common Stock," and, together with the New Class A Common Stock, the "New Common Stock"), (ii) each outstanding share of common stock of the

Company will be converted into one share of New Class A Common Stock, (iii) certain shares of the New Class A Common Stock owned by private equity funds sponsored by Morgan Stanley (the "Morgan Stanley Stockholders") will be converted into New Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the proposed Offering, the Morgan Stanley Stockholders will own, in the aggregate, 49% of the outstanding New Class A Common Stock, and (iv) each share of New Class A Common Stock and New Class B Common Stock will be split into an as yet to be determined number of shares of New Class A Common Stock and New Class B Common Stock, respectively. Holders of New Class B Common Stock will have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the New Class B Common Stock will have no preemptive or other subscription rights and will be convertible into an equal number of shares of New Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of New Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder. The registration statement has not yet become effective.

STOCK OPTIONS

         The Company's Stock Option Plan adopted in December 1993, as amended (the "Plan"), provides for granting of options to purchase up to 3,445 shares of Class A common stock. A total of 2,668 options were outstanding as of December 31, 1996, of which 897 were exercisable at the average exercise price of $7,213. Each option has an exercise price set initially at fair market value on the date of the grant, as determined by the Board of Directors of the Company. The option price increases at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remains issued but unexercised (or if shorter, up to the date the Plan is terminated or there are certain changes in the ownership of the Company). Such options become exercisable in equal installments on the first through fifth anniversary of the date of grant.

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under the variable plan accounting requirements of APB No. 25, no stock-based compensation expense has been recognized through December 31, 1996 for the Plan. However, upon the effective date of the Offering, assuming it is consummated, the Company will record a one-time stock-based compensation expense charge related to the Plan equal to the aggregate difference between the initial public offering price of the New Class A Common Stock and the exercise price of the options.

         The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1995. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effects on 1995 and 1996 net income would have been immaterial.

         Information with respect to the incentive stock option plan is as follows:

                                                      Outstanding
                                             --------------------------
                                                  Shares      Average
                                                Subject to    Exercise
                                                  Option       Price
                                             --------------------------

Balance at December 31, 1993                         1,020    $5,000
Options granted                                        144     5,600
Options forfeited                                       (8)    5,000
                                             --------------
Balance at December 31, 1994                         1,156     5,600
Options granted                                      1,252     6,475
Options forfeited                                      (20)    6,500
                                             --------------
Balance at December 31, 1995                         2,388     6,585
Options granted                                        340     7,067
Options exercised                                       (5)    6,272
Options forfeited                                      (55)    7,217
                                             --------------
Balance at December 31, 1996                         2,668     7,415
                                             --------------
                                             --------------

         Shares under options that were exercisable were 434 and 202 as of December 31, 1995 and 1994, respectively, at an average exercise price of $6,272 and $5,600. At December 31, 1996, outstanding option shares had exercise prices ranging from $7,025 to $7,754 and average contractual life remaining of 2.9 years. Upon certain events, such as the Offering, options not previously granted will be automatically granted on a pro rata basis to participants of the Plan.

11.      CONTINGENCIES

         The Company is a defendant in various lawsuits in connection with the normal conduct of its operations. Company management believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial position of the Company.

         The number of insurance companies that are under regulatory supervision has resulted in and is expected to continue to result in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. The Company has accrued for expected non-indemnified assessments.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



(IN THOUSANDS,
EXCEPT PER SHARE DATA)               1st Quarter          2nd Quarter           3rd Quarter          4th Quarter
-----------------------------------------------------------------------------------------------------------------

1996:

    Net investment spread            $     14,078        $      17,773          $     18,003         $     18,016
    Fee income                              4,162                4,201                 4,964                4,506
    Other income and expenses             (11,779)             (13,967)              (16,572)             (15,747)
    Realized investment gains (losses)       (403)                (814)               (1,115)               3,239
                                       ---------------------------------------------------------------------------
    Income before federal income taxes      6,058                7,193                 5,280               10,014
    Federal income tax expense             (1,573)              (1,190)                 (956)              (1,448)
                                       ---------------------------------------------------------------------------
    Net income                              4,485                6,003                 4,324                8,566
    Dividends on preferred stock           (1,188)              (1,188)               (1,187)              (1,187)
                                       ---------------------------------------------------------------------------
    Net income applicable to common
      shareholders                          3,297                4,815                 3,137                7,379

    Exclude, net of tax:
      Realized investment (gains)
        losses                                262                  529                   725               (2,106)
      Non-recurring charges                    --                   --                   940                3,599
                                       ---------------------------------------------------------------------------
    Operating earnings                $     3,559        $       5,344           $     4,802          $     8,872
                                       ---------------------------------------------------------------------------
                                       ---------------------------------------------------------------------------
    Per share:
      Net Income                      $    133.09        $      194.35           $    126.51          $    297.59
      Operating earnings              $    143.66        $      215.70           $    193.66          $    357.80

1995:

    Net investment spread             $     9,443        $      11,238           $    14,582          $    13,894
    Fee income                              2,010                2,507                 3,363                3,468
    Other income and expenses              (8,572)              (9,523)              (17,540)             (10,002)
    Realized investment gains (losses)     (2,511)               5,205                (1,818)               3,172
                                       ---------------------------------------------------------------------------
    Income (loss) before federal income
      taxes                                   370                9,427                (1,413)              10,532
    Federal income tax benefit (expense)     (196)              (4,742)                  332               (2,420)
                                       ---------------------------------------------------------------------------
    Net income (loss)                         174                4,685                (1,081) *             8,112
    Dividends on preferred stock           (1,188)              (1,188)               (1,187)              (1,187)
                                       ---------------------------------------------------------------------------
    Net income (loss) applicable to
     common shareholders                   (1,014)               3,497                (2,268)               6,925
    Exclude, net of tax:
     Realized investment (gains)
      losses                                1,632               (3,383)                1,182               (2,062)
                                       ---------------------------------------------------------------------------
    Operating earnings                $       618        $         114            $   (1,086)         $     4,863
                                       ---------------------------------------------------------------------------
                                       ---------------------------------------------------------------------------
    Per share:
     Net Income (loss)                $    (67.60)       $      191.54            $   (91.56)         $    279.57
     Operating earnings (loss)        $     41.20        $        6.24            $   (43.84)         $    196.33

* Net loss for the quarter includes an after-tax charge of $4.9 million related to the amortization of acquisition-related deferred charges due to a change in accounting estimate.

13.      SEGMENT INFORMATION

         The Company classifies its products and services as either spread-based or fee-based and manages these two distinct segments separately. Corporate and other revenues represent earnings on cash and investments in excess of customer deposits (i.e., surplus assets) and fee-income from broker-dealer operations. In addition to normal operating expenses associated with these revenue generating activities, corporate and other pretax income includes unallocated corporate overhead, non-recurring charges and realized investment gains and losses. Consolidated federal income taxes and dividends on preferred stock are included in corporate and other operating earnings. Segment information is presented for the years ended December 31, 1996, 1995 and 1994 as follows:

                                                                                        Corporate
(IN THOUSANDS)                                   Spread-Based         Fee-Based         and Other      Consolidated
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:

  Revenues                                       $     243,506        $   17,032       $    7,326      $    267,864
  Operating earnings (loss)                             33,876             5,050          (16,349)           22,577
  Income (loss) before federal income taxes             33,876             5,050          (10,381)           28,545
  Assets                                             3,681,562           883,483          136,619         4,701,664

  Amortization                                          10,804             3,839            1,503            16,146

YEAR ENDED DECEMBER 31, 1995:

  Revenues                                       $     188,476        $   10,682       $    8,214      $    207,372
  Operating earnings (loss)                             22,322             3,525          (21,338)            4,509
  Income (loss) before federal income taxes             22,322             3,525           (6,931)           18,916
  Assets                                             3,031,076           647,132          115,372         3,793,580
  Amortization                                           8,422             1,837           10,055            20,314

YEAR ENDED DECEMBER 31, 1994:

  Revenues                                       $     143,890        $    4,459       $    9,184      $    157,533
  Operating earnings (loss)                             16,200             2,141          (15,989)            2,352
  Income (loss) before federal income taxes             16,200             2,141          (41,130)          (22,789)
  Assets                                             1,948,240           409,291           90,357         2,447,888
  Amortization                                           3,956               900            2,433             7,289

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                           PAGE

Report of Independent Auditors on Financial Statement Schedules . . . . .  S-2
Schedule I -- Summary of Investments (Other than Investments in
              Related Parties) . . . . . . . . . . . . . . . . . . . . . . S-3
Schedule II--Condensed Financial Information of Registrant . . . . . . . . S-4
Schedule III--Supplementary Insurance Information. . . . . . . . . . . . . S-8
Schedule IV--Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . S-9
Schedule V--Valuation and Qualifying Accounts. . . . . . . . . . . . . . .S-10


Schedules required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements and notes thereto, or elsewhere herein.

                            REPORT OF INDEPENDENT AUDITORS
                           ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
ARM Financial Group, Inc.

     We have audited the consolidated financial statements of ARM Financial Group, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 12, 1997, included elsewhere in this Annual Report (Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 14 of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 12, 1997

                        ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                             SCHEDULE I--SUMMARY OF INVESTMENTS
                        (OTHER THAN INVESTMENTS IN RELATED PARTIES)



                                    DECEMBER 31, 1996



                                                                              Amount at
                                                                                Which
                                                                             Shown in the
                                                                               Balance
Type of Investment                                     Cost         Value       Sheet
-----------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

Fixed maturities:
  Bonds:
     U.S. government and
       government agencies and
       authorities                                 $   906,674  $   913,343 $   913,343

     States, municipalities and political
       subdivisions                                      4,963        4,560       4,560
     Foreign governments                                45,611       45,760      45,760
     Public utilities                                  100,208       99,485      99,485
     Industrial and miscellaneous                    1,991,378    1,991,365   1,991,365
                                                    ------------------------------------
       Total fixed maturities                        3,048,834    3,054,513   3,054,513

Equity securities:
  Non-redeemable preferred stocks                       21,156       22,440      22,440
  Common stocks                                            112          112         112
Mortgage loans on real estate                           36,879       36,879      36,879
Policy loans                                           123,466      123,466     123,466
Cash and cash equivalents                              110,067      110,067     110,067
                                                    ------------------------------------
       Total cash and investments                   $3,340,514   $3,347,477  $3,347,477
                                                    ------------------------------------
                                                    ------------------------------------

                         ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CONDENSED BALANCE SHEETS



                                                                     December 31,
                                                             ---------------------------
(IN THOUSANDS)                                                  1996             1995
----------------------------------------------------------------------------------------

ASSETS
  Fixed maturities, available-for-sale, at fair value      $        --     $      1,537
  Equity securities, available-for-sale, at fair value             109              109
  Cash and cash equivalents                                      3,317            2,484
  Investments in subsidiaries*                                 212,423          222,465
   Receivable from subsidiaries*                                 5,185            1,155
  Goodwill                                                       2,670            2,816
  Other assets                                                   8,550            4,971
                                                           -----------------------------
       Total assets                                        $   232,254     $    235,537
                                                           -----------------------------
                                                           -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Accounts payable and other liabilities                $    10,312     $      7,546
     Long-term debt                                             40,000           40,000
                                                           -----------------------------
       Total liabilities                                        50,312           47,546

   Shareholders' equity:
     Preferred stock                                            50,000           50,000
  Common stock                                                      **               **
  Additional paid-in capital                                   124,609          124,425
  Net unrealized gains on available-for-sale securities          3,669           28,530
  Retained earnings (including undistributed net income of
  subsidiaries*: 1996--$19,110; 1995--$4,293)                    3,664         (14,964)
                                                           -----------------------------
       Total shareholders' equity                              181,942          187,991
                                                           -----------------------------

       Total liabilities and shareholders' equity          $   232,254     $    235,537
                                                           -----------------------------
                                                           -----------------------------

*    Eliminated in consolidation.
**   Less than $1,000.

SEE ACCOMPANYING NOTE.

                    ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                Year Ended December 31,
                                                      ---------------------------------------
(IN THOUSANDS)                                            1996           1995         1994
---------------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiary*                          $    16,000    $    12,800   $      --
  Management and service fee income*                       28,901         19,040      19,090
  Investment and other income                               1,332            689         694
  Realized investment gains (losses)                        3,712            (45)         --
                                                      ----------------------------------------
     Total revenues                                        49,945         32,484      19,784
Expenses:
  Operating expenses                                       31,813         22,735      19,453
  Interest expense                                          3,161          3,461       3,136
     Amortization of acquisition-related deferred
       charges                                              1,503          9,695       2,163
  Amortization of goodwill                                    145             84          --
   Non-recurring charges                                    5,004             --          --
                                                      ----------------------------------------
     Total expenses                                        41,626         35,975      24,752
                                                      ----------------------------------------
  Income (loss) before federal income tax benefit
     and equity in undistributed net income (loss) of
     subsidiaries                                           8,319         (3,491)     (4,968)
Federal income tax benefit                                    242            271          --
                                                      ----------------------------------------
Income (loss) before equity in undistributed
   net income (loss) of subsidiaries                        8,561         (3,220)     (4,968)
  Equity in undistributed net income (loss) of
  subsidiaries*                                            14,817         15,110     (11,803)
                                                      ----------------------------------------
Net income (loss)                                         $23,378        $11,890    $(16,771)
                                                      ----------------------------------------
                                                      ----------------------------------------

* Eliminated in consolidation.

SEE ACCOMPANYING NOTE.



                               ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                                   CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                     -------------------------------------
(IN THOUSANDS)                                                        1996           1995            1994
----------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) operating
  activities                                                         $  2,962       $  1,175     $  (19,211)

Cash flows provided by (used in) investing activities:
  Net sales (purchases) of investments                                  2,437          5,986         (6,847)
  Acquisition of subsidiaries                                              --        (42,134)         3,250
  Contribution of capital to subsidiaries                                  --        (21,100)            --
                                                                      -------------------------------------
     Net cash flows provided by (used in) investing
       activities                                                       2,437        (57,248)        (3,597)

  Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock                                  184         63,505             --
  Organization, debt and stock issuance costs                              --         (2,000)            --
  Preferred stock dividends                                            (4,750)        (4,750)        (5,014)
                                                                      -------------------------------------
     Net cash flows provided by (used in) financing
       activities                                                      (4,566)        56,755         (5,014)
                                                                      -------------------------------------

     Net change in cash and cash equivalents                              833            682        (27,822)

Cash and cash equivalents at beginning of year                          2,484          1,802         29,624
                                                                      -------------------------------------

Cash and cash equivalents at end of year                               $3,317         $2,484         $1,802
                                                                      -------------------------------------
                                                                      -------------------------------------

SEE ACCOMPANYING NOTE.

                   ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.   BASIS OF PRESENTATION

  The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of ARM Financial Group, Inc. and subsidiaries for the year ended December 31, 1996 included herein.



                                                 ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                              SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION




                                           Customer
                                         Deposits and
                          Deferred         Separate                         Interest
                           Policy           Account                         Credited on                   Other Income
                          Acquisition       Customer         Investment      Customer                          and
      Segment               Costs           Deposits           Income*      Deposits      Fee Income         Expenses*
------------------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

December 31, 1996:
  Spread-Based          $    19,919    $   3,538,116       $   243,389    $   181,471     $      117      $   (28,159)
  Fee-Based                  39,082          844,330                --             --         17,032          (11,982)
  Corporate and Other            --           41,887             6,642            690            684          (17,924)
                       -------------------------------------------------------------------------------------------------

  Consolidated          $    59,001    $   4,424,333       $   250,031       $182,161     $   17,833      $   (58,065)
                       -------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------

December 31, 1995:
  Spread-Based          $    14,787    $   2,859,339       $   188,476       $146,141     $       --      $   (20,013)
  Fee-Based                  28,326          617,312                --             --         10,682           (7,157)
  Corporate and Other            --           39,954             7,548            726            666          (18,467)
                       -------------------------------------------------------------------------------------------------

  Consolidated          $    43,113    $   3,516,605       $   196,024       $146,867     $   11,348      $   (45,637)
                       -------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------

December 31, 1994:
  Spread-Based          $     9,526    $   1,977,758       $   143,890       $115,771     $       --      $   (11,919)
  Fee-Based                  17,141          388,888                --             --          4,459           (2,318)
  Corporate and Other            --           34,594             5,252            692          3,932          (12,895)
                       -------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------

  Consolidated          $    26,667    $   2,401,240       $   149,142       $116,463     $    8,391      $   (27,132)
                       -------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------


* Allocation of "investment income" and "other income and expenses" is based on a number of assumptions and estimates, the results of which would change if different methods were applied.



                                                 ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                                          SCHEDULE IV--REINSURANCE



                                                                                                          Percentage
                                                     Ceded to           Assumed                           of Amount
                                       Gross            Other          from Other                        Assumed to
                                     Amount          Companies          Companies       Net Amount        Net Amount
--------------------------------------------------------------------------------------------------------------------
                                                        (IN THOUSANDS EXCEPT PERCENTAGES)

Year Ended December 31, 1996
  Life insurance in force          $1,214,895       $2,056,073        $1,852,732       $1,011,554         183.2%

Year Ended December 31, 1995
  Life insurance in force          $1,309,604       $1,728,116          $985,870         $567,358         173.8%

Year Ended December 31, 1994
  Life insurance in force          $1,301,723       $1,166,982          $810,450         $945,191          85.7%

                                    ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                              --------------------------
                                                             Charged to
                                  Beginning     Charged to      Other                          End of
Description                       of Year        Expense     Accounts         Deductions       Year
----------------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
Valuation allowance on deferred tax
  assets:
  1995                           $66,489         $5,895      $3,956 (1)      $(39,004) (2)     $  37,336
  1996                           $37,336         $2,517      $9,949 (3)      $(11,004) (2)     $  38,798

(1) Related to deferred tax assets on acquired capital losses established on May 31, 1995 in connection with the SBM acquisition.

(2) In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits are applied to first reduce the balance of intangible assets related to the acquisition, and then income tax expense. As such, the Company reduced its valuation allowance with an offsetting reduction to acquisition-related intangible assets such as value of insurance in force and goodwill. In addition, after acquisition-related intangible assets were reduced to zero for one of the Company's insurance subsidiaries, a portion of the reduction in valuation allowance resulted in a reduction of income taxes. The portion of the December 31, 1994 valuation allowance related to deferred tax assets for net unrealized losses on available-for-sale securities was reduced to zero as of December 31, 1995. The Company's available-for-sale portfolios had net unrealized gains at December 31, 1996 and 1995 which did not require a valuation allowance.

(3) As the acquisition-related valuation allowance described in (2) above was initially released, the reduction in the intangible assets related to the acquisition generated additional deferred tax assets. A valuation allowance was provided for these additional deferred tax assets.


Information required in Schedule V for 1994 is ascertainable from the notes to the consolidated financial statements.