Form 10-Q
period 1997-03-31
ARM FINANCIAL GROUP INC
filed 1997-05-15
CIK 910562

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the period ended: March 31, 1997


                      Commission file number: 33-67268
                              ------------------
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


   As of March 31, 1997, 23,796 and 1,000 shares of the registrant's Class A and Class B common stock, respectively, were outstanding, all of which are privately owned and not traded on a public market.

                                TABLE OF CONTENTS

Item                                                             Page
-----                                                           ------

                 PART I.  FINANCIAL INFORMATION

1.   Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets--
          March 31, 1997 and December 31, 1996  . . . . . . . . .  3
         Condensed Consolidated Statements of Operations--
          Three Months Ended March 31, 1997 and 1996  . . . . . .  5
         Condensed Consolidated Statements of Cash Flows--
          Three Months Ended March 31, 1997 and 1996  . . . . . .  6
         Notes to Condensed Consolidated Financial Statements . .  7
2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . 13


                           PART II.  OTHER INFORMATION

1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .   25
4.   Submission of Matters to a Vote of Security Holders  . . .   25
6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   25

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . .   27

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             Carrying Amount                  Fair Value
                                                     --------------------------------  --------------------------
                                                      March 31,      December 31,       March 31,    December 31,
(IN THOUSANDS)                                           1997            1996             1997           1996
-----------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)                       (Unaudited)
ASSETS
Cash and investments:
 Fixed maturities available-for-sale, at fair
   value (amortized cost: March 31, 1997-
   $3,235,336; December 31, 1996-$3,048,834)          $ 3,191,109     $3,054,513     $3,191,109     $3,054,513

 Equity securities, at fair value (cost: March
   31, 1997-$21,405; December 31, 1996-$21,268)            22,160         22,552         22,160         22,552
 Mortgage loans on real estate                             28,963         36,879         28,963         36,879
 Policy loans                                             123,297        123,466        123,297        123,466
 Cash and cash equivalents                                133,471        110,067        133,471        110,067
                                                     --------------------------------  --------------------------

Total cash and investments                              3,499,000      3,347,477      3,499,000      3,347,477

Assets held in separate accounts                        1,201,621      1,135,048      1,201,621      1,135,048

Accrued investment income                                  35,694         36,233         35,694         36,233
Value of insurance in force                                50,798         52,024        124,191        112,389
Deferred policy acquisition costs                          64,747         59,001             --             --
Goodwill                                                    7,448          7,636          7,448          7,636

Deferred federal income taxes                              53,182         35,604         45,763         42,653
Other assets                                               30,731         28,641         30,731         28,641
                                                     --------------------------------  --------------------------

Total assets                                           $4,943,221     $4,701,664     $4,944,448     $4,710,077
                                                     --------------------------------  --------------------------
                                                     --------------------------------  --------------------------

                                       3

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     Carrying Amount                  Fair Value
                                             --------------------------------  --------------------------
                                                March 31,     December 31,       March 31,    December 31,
(IN THOUSANDS)                                     1997           1996             1997           1996
---------------------------------------------------------------------------------------------------------
                                              (Unaudited)                       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                            $3,499,471      $3,294,174       $3,433,495     $3,260,253

  Customer deposits in separate accounts        1,196,830       1,130,159        1,196,830      1,130,159
  Long-term debt                                   38,000          40,000           38,000         40,000
  Accounts payable and accrued expenses            17,325          22,684           17,325         22,684
  Payable for investment securities
       purchased                                    8,378          10,431            8,378         10,431

  Payable to reinsurer                             10,000          10,000           10,000         10,000
  Other liabilities                                15,243          12,274           15,243         12,274
                                             --------------------------------  --------------------------
Total liabilities                               4,785,247       4,519,722        4,719,271      4,485,801


Contingencies

Shareholders' equity:

  Preferred stock, $25.00 stated value             50,000          50,000
  Class A common stock, $.01 par value,
  23,796 shares issued                                  *               *

  Class B common stock, $.01 par value,
  1,000 shares issued                                   *               *


  Additional paid-in capital                      124,609         124,609
  Net unrealized gains (losses) on
  available-for-sale securities                   (26,721)          3,669

  Retained earnings                                10,086           3,664
                                             --------------------------------
Total shareholders' equity                        157,974         181,942          225,177        224,276
                                             --------------------------------  --------------------------

Total liabilities and shareholders' equity     $4,943,221      $4,701,664       $4,944,448     $4,710,077
                                             --------------------------------  --------------------------
                                             --------------------------------  --------------------------


* LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)     1997      1996
--------------------------------------------------------------------------------
Investment income                                            $69,700    $55,353

Interest credited on customer deposits                       (51,325)   (41,198)
                                                            ---------   --------
    Net investment spread                                     18,375     14,155

Fee income:
  Variable annuity fees                                        3,239      2,362
  Asset management fees                                        1,884      1,515
  Other fee income                                               397        271
                                                            --------    -------

    Total fee income                                           5,520      4,148
Other income and expenses:

  Surrender charges                                              882      1,570
  Operating expenses                                          (8,156)    (6,983)
  Commissions, net of deferrals                                 (638)      (544)
  Interest expense on debt                                      (686)      (787)

  Amortization:
    Deferred policy acquisition costs                         (2,175)    (1,687)
    Value of insurance in force                               (2,241)    (2,057)
    Acquisition-related deferred charges                        (126)      (500)
    Goodwill                                                    (122)      (122)

  Non-recurring charges                                       (1,445)        --
  Other, net                                                    (995)      (732)
                                                            ---------   --------
    Total other income and expenses                          (15,702)   (11,842)

Realized investment gains (losses)                             2,231       (403)
                                                            ---------   --------
Income before federal income taxes                            10,424      6,058
Federal income tax expense                                    (2,814)    (1,573)
                                                            ---------   --------

Net income                                                     7,610      4,485

Dividends on preferred stock                                  (1,188)    (1,188)
                                                            ---------   --------
Net income applicable to common shareholders                  $6,422     $3,297
                                                            ---------   --------
                                                            ---------   --------
Net income per common share                                  $258.99    $133.09
                                                            ---------   --------
                                                            ---------   --------
Average common shares outstanding                             24,796     24,773
                                                            ---------   --------
                                                            ---------   --------

SEE ACCOMPANYING NOTES.

                 ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(IN THOUSANDS)                                               1997       1996
-------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                $46,677     $36,533

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:

  Purchases                                             (1,199,200)   (767,864)
  Maturities and redemptions                                59,905      46,702
  Sales                                                    947,397     663,577
Other investments:
  Purchases                                                (10,489)    (23,893)
  Maturities and redemptions                                 8,029       1,011
  Sales                                                     10,892       2,827
Policy loans, net                                              169      (1,971)

Purchase of separate account assets                       (102,059)    (59,616)
Proceeds from sale of separate account assets               20,383      22,272
                                                          ---------    --------
Cash flows used in investing activities                   (264,973)   (116,955)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts received from customers                            357,581     309,293
Amounts paid to customers                                 (112,693)   (115,687)
Change in repurchase agreement liability                        --     (12,008)

Principal payment on long-term debt                         (2,000)         --
Dividends on preferred stock                                (1,188)     (1,188)
                                                          ---------    --------
Cash flows provided by financing activities                241,700     180,410
                                                          ---------    --------
Net increase in cash and cash equivalents                   23,404      99,988

Cash and cash equivalents at beginning of period           110,067      76,896
                                                          ---------    --------

Cash and cash equivalents at end of period                $133,471    $176,884
                                                          ---------    --------
                                                          ---------    --------

SEE ACCOMPANYING NOTES.

                  ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1997


1.    BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1996.

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

MORTGAGE LOANS ON REAL ESTATE
   Pursuant to the terms of the acquisition of certain of the Company's insurance operations, payments of principal and interest on substantially its entire mortgage loan portfolio are guaranteed by The National Mutual Life Association of Australasia Limited ("National Mutual"). Principal received in excess of statutory book value is to be returned to National Mutual. Accordingly, book value is deemed to be fair value for these mortgage loans.

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

CUSTOMER DEPOSITS AND VALUE OF INSURANCE IN FORCE
   The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for single premium immediate annuity contracts represents the fair values of those contracts as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily related to deferred annuity contracts, single premium endowment contracts and guaranteed investment contracts ("GICs"), represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for all customer deposits, excluding single premium immediate annuity contracts, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

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

4.    STATUTORY INFORMATION

   Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with GAAP net income reported in the accompanying condensed consolidated statements of operations:

                                                          Three Months Ended
                                                               March 31,
(IN THOUSANDS)                                            1997            1996
--------------------------------------------------------------------------------
Insurance subsidiaries (statutory-basis)(1)              $9,886          $8,258
Non-insurance companies(2)                                  527             133
                                                        --------         -------
   Consolidated statutory-basis pretax operating income  10,413           8,391

Reconciling items:
 Amortization of interest maintenance reserve              (926)         (1,112)
 Adjustments to invested asset carrying values at            (9)           (158)
   acquisition date
 Adjustments to customer deposits                        (1,272)            146
 Interest expense on debt                                  (686)           (787)
 Deferred policy acquisition costs, net of                4,872           3,148
 amortization
 Amortization of value of insurance in force             (2,241)         (2,057)
 Amortization of acquisition-related deferred charges      (126)           (500)
 Amortization of goodwill                                  (122)           (122)
 Non-recurring charges                                   (1,445)             --

 Realized investment gains (losses)                       2,231            (403)
 Other                                                     (265)           (488)
                                                        --------         -------
GAAP-basis:
 Income before federal income taxes                      10,424           6,058
 Federal income tax expense                              (2,814)         (1,573)
                                                        --------         -------
 Net income                                               7,610           4,485
 Dividends on preferred stock                            (1,188)         (1,188)
                                                        --------         -------
 Net income applicable to common shareholders             6,422           3,297
 Exclude, net of tax:
   Realized investment (gains) losses                    (1,450)            262
   Non-recurring charges                                  1,445              --
                                                        --------         -------
Operating earnings(3)                                    $6,417          $3,559
                                                        --------         -------
                                                        --------         -------

(1) Insurance company statutory-basis pretax income excluding realized gains and losses.
(2) Non-insurance company pretax income excluding amortization of acquisition-related deferred charges, interest expense on debt, realized investment gains and losses, and non-recurring corporate costs and charges related to acquisition, financing and restructuring activities.
(3) Net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges.

5.    NON-RECURRING CHARGES

   The Company recorded non-recurring charges of $1.4 million in the first quarter of 1997 including $1.0 million related to the relocation and consolidation of the Company's main processing center from Columbus, Ohio to Louisville, Kentucky and $0.4 million related to merger and acquisition activities which did not result in a transaction. Additional costs associated with the relocation and consolidation of approximately $4 million are expected to be incurred through the end of the year.

6.    SHAREHOLDERS' EQUITY

PUBLIC OFFERING OF COMMON STOCK

   The Company filed a registration statement with the Securities and Exchange Commission on October 23, 1996, and the amendments thereto on March 27, 1997 and May 7, 1997, with respect to the public offering (the "Offering") of a yet to be determined number of shares of Class A common stock, par value $.01 per share (the "New Class A Common Stock"). The Company's decision to proceed with the Offering is subject to market and other conditions. Prior to the consummation of the Offering, the Company expects to amend and restate its Certificate of Incorporation and By-Laws to effectuate a recapitalization such that (i) the common equity of the Company will consist of New Class A Common Stock and Class B Common Stock, par value of $.01 per share (the "New Class B Common Stock" and, together with the New Class A Common Stock, the "New Common Stock"), (ii) each outstanding share of common stock of the Company will be converted into one share of New Class A Common Stock, (iii) certain shares of the New Class A Common Stock owned by private equity funds sponsored by Morgan Stanley Group Inc. (the "Morgan Stanley Stockholders," which at March 31, 1997 owned approximately 91% of the outstanding shares of common stock of the Company) will be converted into New Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the proposed Offering, the Morgan Stanley Stockholders will own, in the aggregate, 49% of the outstanding New Class A Common Stock, and (iv) each share of New Common Stock will be split into an as yet to be determined number of shares of New Common Stock. Holders of New Class B Common Stock will have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the New Class B Common Stock will have no preemptive or other subscription rights and will be convertible into an equal number of shares of New Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of New Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder. The registration statement has not yet become effective.

STOCK OPTIONS

   The Company's Stock Option Plan adopted in December 1993, as amended (the "Plan"), provides for granting of options to purchase up to 3,445 shares of Class A common stock. A total of 2,713 options were outstanding as of March 31, 1997, of which 946 were exercisable. Each option has an exercise price set initially at fair market value on the date of the grant, as determined by the Board of Directors of the Company. The option exercise price increases at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remains issued but unexercised (or, if shorter, up to the date the Plan is terminated or there are certain changes in the ownership of the Company). Such options become exercisable in equal installments on the first through fifth anniversaries of the date of grant. Upon certain events, such as the Offering, options not previously granted will be automatically granted on a pro rata basis to participants of the Plan.

   The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Under the variable plan accounting requirements of APB No. 25, no stock-based compensation expense has been recognized through March 31, 1997 for the Plan. However, upon the effective date of the Offering, assuming it is consummated, the Company will record a one-time stock-based compensation expense charge related to the Plan equal to the aggregate difference between the initial public offering price of the New Class A Common Stock and the exercise price of the options.

   Upon completion of the Offering, the Company will adopt the 1997 Equity Incentive Plan (the "1997 Equity Plan"). The 1997 Equity Plan will be administered by the Compensation Committee upon establishment thereof, and by the Board of Directors prior to that time. The 1997 Equity Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares to those officers, and other key employees and consultants with potential to contribute to the future success of the Company or its subsidiaries; provided that only employees may be granted incentive stock options.

EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the asset accumulation business, providing retail and institutional customers with products and services designed to serve the growing long-term savings and retirement markets.

     The Company's revenues are derived from its spread-based business and its fee-based business. The products and services comprising the spread-based and fee-based businesses are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels. In the spread-based line of business the Company earns a spread between what is earned on invested assets and what is credited to customer accounts. In the fee-based line of business the Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including variable, indexed and fixed annuity products. Acquisitions by the Company have provided it with the opportunity to leverage its resources and enter into new markets in order to try to meet this demand. Although the Company's core business is developing and managing spread-based investment products, it has also focused on the development of its fee-based variable annuity business in addition to exploring other alternatives to increase the size of the fee-based business line. Fee-based business is less capital intensive than the spread-based business and provides the Company with diversified sources of income. Although the Company believes that it is desirable to achieve a reasonable business mix between its spread-based and fee-based businesses, the business mix may vary from time to time, due in part to opportunistic acquisitions and market conditions.

     The Company is negotiating to sell substantially all of the operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors"), a registered investment adviser and wholly owned subsidiary of the Company that provides asset management services to the Company's subsidiaries and certain institutional clients, primarily defined benefit pension plans. Although third-party assets managed by ARM Capital Advisors have grown since the Company acquired this business in 1995, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company intends to transfer substantially all of the assets and operations of ARM Capital Advisors to a newly-formed and wholly owned subsidiary, ARM Capital Advisors, LLC, and then sell an 80% interest in ARM Capital Advisors, LLC to an entity controlled by Emad A. Zikry, President of ARM Capital Advisors. The Company expects to recognize an immaterial gain on the sale. Under the proposed terms of the sale, which are being negotiated, ARM Capital Advisors, LLC will continue to provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The proposed terms of the sale further provide that after December 31, 1997, the Company can continue to engage ARM Capital Advisors, LLC as its investment adviser at agreed upon rates; but, the Company may also consider retaining other investment management firms. In connection with the proposed sale, Mr. Zikry will terminate his employment with the Company. After consummation of the sale, ARM Capital Advisors will be renamed Integrity Capital Advisors, Inc. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $1.9 million and $1.1 million during the first quarters of 1997 and 1996, respectively.

     On December 13, 1996, the Company transferred its contracts to perform management and advisory services for six mutual funds (the "State Bond Mutual Funds") to Federated Investors because such funds were not considered a strategic line of business for the Company. Asset management fee income during the first quarter of 1996 included $0.4 million from the management of such funds.

     Had the sale of ARM Capital Advisors, LLC and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1996, the pro forma effects on the Company's net income for the three months ended March 31, 1997 and 1996 would have been immaterial.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

     Net income during the first quarter of 1997 was $7.6 million compared to $4.5 million for the first quarter of 1996. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses and non-recurring charges) were $6.4 million and $3.6 million for the first quarters of 1997 and 1996, respectively. The increase in operating earnings is primarily attributable to (i) an increase in net investment spread due to ongoing asset/liability management and deposit growth from sales of spread-based products and (ii) an increase in fee income as a result of a growing base of variable annuity deposits. Such increases in revenues were partially offset by an increase in operating expenses as a result of increased marketing efforts.

     Annualized spread-based operating earnings were 1.10% and 0.92% of average spread-based assets under management of $3.65 billion and $2.92 billion during the first quarters of 1997 and 1996, respectively. This increase in spread-based margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Annualized fee-based operating earnings were 0.15% and 0.19% of average fee-based assets under management of $4.27 billion and $2.75 billion during the first quarters of 1997 and 1996, respectively. Fee-based margins for the first quarter of 1997 decreased from the corresponding prior period due to the growth of institutional fee-based assets under management which generate lower margins than the Company's variable annuity deposits. Certain expenses including federal income taxes and unallocated corporate overhead are not reflected in annualized spread-based and fee-based operating earnings.

     Net investment spread for the three months ended March 31, 1997 and 1996 was as follows:

                                                    Three Months Ended
                                                         March 31,
(DOLLARS IN THOUSANDS)                              1997          1996
-------------------------------------------------------------------------------
Investment income                              $   69,700    $   55,353
Interest credited on customer deposits            (51,325)      (41,198)
                                               ---------------------------
  Net investment spread                        $   18,375    $   14,155
                                               ---------------------------
                                               ---------------------------

Annualized investment yield                          7.61%         7.58%
Annualized average credited rate                     5.65%         5.64%
                                               ---------------------------
  Investment spread                                  1.96%         1.94%
                                               ---------------------------
                                               ---------------------------

Average cash and investments                   $3,662,948    $2,922,814
Average spread-based customer deposits         $3,634,028    $2,920,419

     Changes in investment yield must be analyzed in relation to the liability portfolios that they support. The annualized investment yield on cash and investments, excluding assets supporting GIC deposits, was 7.98% for the first quarter of 1997, up from 7.66% for the comparable 1996 period. This increase reflects the benefits of ongoing investment portfolio management. In comparison, the annualized investment yield on cash and investments supporting GIC deposits was 6.61% and 6.47% for the first quarters of 1997 and 1996, respectively. GIC deposits grew from $383.3 million at March 31, 1996 to $1,141.3 million at March 31, 1997. The proceeds from GIC sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of interest rates, frequency of credited rate resets and business mix. Crediting rates are reset monthly based on LIBOR for GICs and semi-annually or annually for certain fixed annuities. To date, the Company has been able to react to changes in market interest rates and maintain a desired investment spread without a significant effect on surrender and withdrawal activity.

     Fee income increased to $5.5 million in the first quarter of 1997 from $4.1 million in the first quarter of 1996. This increase is primarily attributable to variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in separate accounts. Variable annuity fees increased to $3.2 million in the first quarter of 1997 from $2.4 million in the first quarter of 1996 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits averaged $861.3 million in the first quarter of 1997, an increase from $649.3 million in the first quarter of 1996. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds), increased to $1.9 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996, reflecting a significant increase in the average fair value of off-balance sheet assets managed, from $1.72 billion during the first quarter of 1996 to $3.04 billion in the first quarter of 1997. As a result of the proposed sale of ARM Capital Advisors' operations and the sale of the State Bond Mutual Funds, asset management fee income is expected to decrease in the future.

   Assets under management by type of product and service as of March 31, 1997 and 1996 were as follows:

                                                                              March   31,
                                                                --------------------------------------
                                                                       1997               1996
                                                                --------------------------------------
(DOLLARS IN MILLIONS)                                                   Percent of          Percent of
                                                                Amount    Total     Amount    Total
------------------------------------------------------------------------------------------------------
Spread-based:
 Retail (fixed and indexed annuity and face-amount
   certificate deposits)                                        $2,653.5    52%    $2,662.7    64%
 Institutional (GIC deposits)                                    1,141.3    22        383.3     9
                                                               -------------------------------------
    Total spread-based                                           3,794.8    74      3,046.0    73
Fee-based:

 Retail (variable annuity deposits invested in mutual funds)       859.5    17        681.2    16

 Institutional (off-balance sheet deposits under marketing
   partnership arrangements)                                       368.7     7        385.3     9
                                                               -------------------------------------
    Total fee-based*                                             1,228.2    24      1,066.5    25
Corporate and other (primarily cash and investments in
 excess of customer deposits)                                       75.1     2         52.8     2
                                                               -------------------------------------
Total assets under management*                                  $5,098.1   100%    $4,165.3   100%
                                                               -------------------------------------
                                                               -------------------------------------

* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, off-balance sheet assets in the State Bond Mutual Funds. Including such assets, total fee-based assets under management at March 31, 1997 and 1996 were $4,520.1 million and $2,903.3 million, respectively, and total assets under management at March 31, 1997 and 1996 were $8,390.0 million and $6,002.1 million, respectively.


     The increase in spread-based deposits was attributable to sales of GICs to institutional customers. The increase in the fee-based line of business is attributable to variable annuity sales. The Company continues to focus on its fee-based variable annuity business to diversify its spread-based and fee-based products and their associated channels of distribution.

     Sales of spread-based products include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of fee-based products include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

     Sales by market and type of business for the three months ended March 31, 1997 and 1996 were as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
(IN MILLIONS)                                                 1997        1996
-------------------------------------------------------------------------------
Retail:
 Spread-based                                                $68.8        $11.9
 Fee-based                                                    36.3         57.0
                                                            -------------------
   Total retail                                              105.1         68.9


Institutional:
 Spread-based                                                248.6        239.6
                                                            -------------------
Total sales*                                                $353.7       $308.5
                                                            -------------------
                                                            -------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, new deposits in the State Bond Mutual Funds. Including such deposits, total retail sales for the three months ended March 31, 1997 and 1996 were $105.1 million and $72.7 million, respectively, and total institutional sales for the three months ended March 31, 1997 and 1996 were $881.9 million and $669.4 million, respectively.


     The increase in retail sales was attributable to an increase in marketing efforts surrounding the Company's spread-based guaranteed rate option annuity product, partially offset by a decrease in fee-based variable annuity sales as a result of weakening stock market returns. The Company's efforts to diversify sales across distribution channels has increased its sales activity through independent agents and stockbrokers. The Company's sales strategy is to broaden its mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments.

     Net surrenders of annuity products issued by the Company's insurance subsidiaries were $76.1 million in the first quarter of 1997 compared to $88.6 million in the first quarter of 1996. Surrender charge income decreased to $0.9 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996. The decrease in surrender charge income is primarily attributable to an increase in partial surrenders which did not result in a surrender charge penalty. Policies issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the first quarters of 1996 and 1997 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company has programs designed to reduce surrender activity and improve persistency.

     Operating expenses increased to $8.2 million in the first quarter of 1997 from $7.0 million in the first quarter of 1996. The increase is primarily attributable to increased marketing efforts (including an increase in marketing staff and additional investments in technology) to expand and enhance the support of distribution channels in the retail and institutional markets. The Company is actively pursuing and retaining producers within these distribution channels to market its products.

     Commissions, net of deferrals were $0.6 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively, and represent renewal and trailer commissions under certain deferred annuity contracts acquired through the acquisition of substantially all of the assets and business operations of SBM Company ("SBM").

     Amortization of deferred policy acquisition costs related to operations was $2.2 million and $1.7 million during the three months ended March 31, 1997 and 1996, respectively. This increase was the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions) are deferred and then amortized over the expected life of the contract.

     Amortization of value of insurance in force related to operations of $2.2 million and $2.1 million for the three months ended March 31, 1997 and 1996, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the acquisition of SBM's insurance subsidiary.

     Amortization of acquisition-related deferred charges of $0.1 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively, reflects amortization of certain costs incurred in connection with the Company's acquisitions. The decrease was primarily attributable to certain deferred charges related to the SBM acquisition being fully amortized at December 31, 1996.

     The Company recorded non-recurring charges of $1.4 million in the first quarter of 1997 including $1.0 million related to relocating the Company's main processing center from Columbus, Ohio to Louisville, Kentucky and costs of $0.4 million for mergers and acquisitions activities that did not result in a transaction. Costs associated with the relocation are expected to continue through the end of the year.

     Other expenses, net include premiums paid on agreements to reinsure substantially all mortality risks associated with single premium endowment and variable annuity deposits and benefits paid or provided to contract holders.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $2.2 million in the first quarter of 1997 compared to realized investment losses of $0.4 million in the first quarter of 1996. Such realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Federal income tax expense was $2.8 million and $1.6 million for the quarters ended March 31, 1997 and 1996, respectively, reflecting effective tax rates of 27.0% and 26.0%.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. The amortized cost of fixed maturities at March 31, 1997 totaled $3.24 billion, compared with $3.05 billion at December 31, 1996, representing 91% of total cash and investments at both dates. This increase in fixed maturities is primarily attributable to the investment of the proceeds from the sales of GICs.

     The Company's cash and investments as of March 31, 1997 are detailed as follows:

                                                Amortized Cost
                                             ----------------------
                                                        Percent of   Estimated
(DOLLARS IN MILLIONS)                         Amount      Total      Fair Value
-------------------------------------------------------------------------------
Fixed maturities:
 Corporate securities                        $1,114.1      31.5%       $1,088.0
 U.S. Treasury securities and obligations
   of U.S. government agencies                  169.7        4.8          169.0
 Other government securities                     49.8        1.4           46.9

 Asset-backed securities                        380.0       10.7          376.4
 Mortgage-backed securities ("MBSs"):
   Agency pass-throughs                         262.7        7.4          262.3
   Collateralized mortgage obligations
("CMOs"):
    Agency                                      326.0        9.2          323.1
    Non-agency                                  914.3       25.8          906.3
    Interest only                                18.7        0.5           19.1
                                             ----------------------------------
Total fixed maturities                        3,235.3       91.3        3,191.1

Equity securities (i.e., non-redeemable          21.4        0.6           22.2
preferred stocks)

Mortgage loans on real estate                    29.0        0.8           29.0
Policy loans                                    123.3        3.5          123.3
Cash and cash equivalents                       133.4        3.8          133.4
                                             ----------------------------------
Total cash and investments                   $3,542.4     100.0%       $3,499.0
                                             ----------------------------------
                                             ----------------------------------

     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMOs (on an amortized cost basis), 67.3% use mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 32.7% of the non-agency CMOs use commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields is partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $32.7 million and $39.0 million, respectively, at March 31, 1997. Although the interest rate environment has experienced significant volatility during 1996 and the first quarter of 1997, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     Asset-backed securities ("ABSs") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans, and credit card receivables. Home equity loan collateral represents 61.7% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit ratings and stable prepayments.

     Total cash and investments (on an amortized cost basis) were 93% and 96% investment grade or equivalent as of March 31, 1997 and December 31, 1996, respectively. Investment grade securities are those classified as 1 or 2 by the NAIC or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represented less than 0.1% of cash and investments as of March 31, 1997.

     The Company continually monitors and analyzes its investment portfolio, including below investment grade securities, in order to determine if its ability to realize its carrying value on any investment has been impaired. For fixed maturity and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

     At March 31, 1997 the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, and the percentage of total fixed maturity investments classified in each category, were as follows:

                                                Amortized Cost
                                             ---------------------
                                                          Percent    Estimated
NAIC Designation (Comparable S&P Rating)      Amount     of Total    Fair Value
-------------------------------------------------------------------------------
                                                   (DOLLARS IN MILLIONS)
1 (AAA, AA, A)                                 $2,263.1     70%      $2,237.3
2 (BBB)                                           730.6     23          722.0
3 (BB)                                            165.9      5          157.8

4 (B)                                              71.0      2           69.3
5 (CCC, CC, C)                                      4.7      *            4.7
6 (CI, D)                                          --       --             --
                                               ------------------------------
Total fixed maturities                         $3,235.3    100%      $3,191.1
                                               ------------------------------
                                               ------------------------------

*  Less than 1%.


     Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related value of insurance in force and deferred policy acquisition cost amortization and deferred income taxes, are charged or credited directly to shareholders' equity.

     The rise in interest rates during the first quarter of 1997 resulted in net unrealized losses on available-for-sale securities which totaled $26.7 million (net of $2.4 million of related amortization and $14.4 million in deferred income taxes) at March 31, 1997, compared to net unrealized gains of $3.7 million (net of $1.3 million of related amortization and $2.0 million in deferred income taxes) at December 31, 1996. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115 which requires that available-for-sale securities be carried at fair value while corresponding customer deposit liabilities are carried at historical values. At March 31, 1997 and December 31, 1996, shareholders' equity excluding the effects of SFAS No. 115 was $184.7 million and $178.3 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities creates volatility in reported shareholders' equity but does not fully reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the general rise in interest rates during 1997 do not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to estimated fair values.

     Mortgage loans on real estate represented approximately 1% of total cash and investments at March 31, 1997 and December 31, 1996. Pursuant to the terms of the acquisition of certain of the Company's insurance operations, National Mutual has indemnified the Company with respect to principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at March 31, 1997. In support of its indemnification obligations, National Mutual placed $23.0 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock, operating expenses, and corporate development expenditures. The Company is dependent on dividends from Integrity Life Insurance Company ("Integrity") and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on its preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. In March 1997, the Company received a dividend of $7.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1997 without prior approval of the Ohio Insurance Director are $26.0 million.

The Company had cash and investments at the holding company level of $8.8 million at March 31, 1997. In addition, $20.0 million was available on unused bank lines of credit at March 31, 1997.

     On October 23, 1996, as amended on March 27, 1997 and May 7, 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of a yet to be determined number of shares of New Class A Common Stock. The Company's decision to proceed with the Offering is subject to market and other conditions.

INSURANCE SUBSIDIARIES OPERATIONS

     The primary sources of liquidity of the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with customer deposits, commissions, operating expenses, and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios generated by the Company. The Company attempts to structure asset portfolios so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements without exposure to material realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents and high-grade floating-rate securities held by both the Company and its insurance subsidiaries. The Company also has $20.0 million available on unused bank lines of credit as mentioned above.

     During the quarters ended March 31, 1997 and 1996, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments on and redemptions of investments. At March 31, 1997, cash and cash equivalents totaled $133.5 million compared to $110.1 million at December 31, 1996. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $46.7 million and $36.5 million from operating activities during the quarters ended March 31, 1997 and 1996, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $1,026.2 million and $714.1 million in cash flows during the quarters ended March 31, 1997 and 1996, respectively, which were offset by purchases of investments of $1,209.7 million and $791.8 million, respectively. An increase in investment purchases and sales activity during the first quarter of 1997 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of spread-based products.

FORWARD-LOOKING STATEMENTS

     The Company has made a number of forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions. Such forward-looking statements are based on the Company's beliefs as to its competitive position in its industry and the factors affecting its business. In particular, the statements of the Company's belief as to the stimulation of future demand for long-term savings and retirement products, including variable, indexed and fixed annuity products under the heading "General" are forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for variable, indexed and fixed annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As a consequence of the acquisition of State Bond and Mortgage Life Insurance Company and its merger with and into Integrity, Integrity became a party to a marketing agreement with Multico Marketing Corporation ("Multico"). In reliance upon the marketing agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and compensatory and punitive damages of approximately $61 million. Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and the recovery of commissions, fees, trailers, overwrites, and bonuses paid to Multico in the amount of approximately $9.3 million. Discovery is proceeding between the parties. On May 23, 1996, Integrity filed a motion for summary judgement in the litigation; this motion was denied by the court on March 10, 1997. It is anticipated that the parties will proceed with further discovery. Company management believes that the ultimate resolution of this litigation will not result in any material adverse impact to the financial position of the Company.

     Except as described above, the Company is currently involved in no material legal or administrative proceedings that could result in a material adverse impact to the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 1997, a majority of the stockholders of the Company, by written consent in lieu of a special meeting, approved the election of Colin F. Raymond as a director of the Company to fill the vacancy on the Board created by the resignation of David R. Ramsey.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

EXHIBITS

   10.1 Engagement Agreement, dated March 12, 1993, between Analytical Risk Management, Ltd. and General American Life Insurance Company-Group Pension (incorporated by reference to Exhibit 10.27 to Form S-1 (file no. 333-14693) filed by the Registrant on October 23, 1996. Portion of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 406 of the Securities Act of 1933, as amended. The omitted material has been filed separately with the Securities and Exchange Commission).

   10.2 Consent to Assignment of Engagement Agreement, dated September 8, 1993, by General American Life Insurance Company-Group Pension (incorporated by reference to Exhibit 10.28 to Form S-1 (file no. 333-14693) filed by the Registrant on October 23, 1996).

   10.3 Amendment #1 to Engagement Agreement, dated as of August 14, 1995, General American Life Insurance Company and ARM Financial Group, Inc. (incorporated by reference to Exhibit 10.29 to Form S-1 (file no. 333-14693) filed by the Registrant on October 23,
            1996).

   10.4 Amendment #2 to Engagement Agreement, dated September 1, 1995, between General American Life Insurance Company and ARM Financial Group, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1 (file no. 333-14693) filed by the Registrant on October 23,
            1996).

   10.5 Reinsurance Agreement between General American Life Insurance Company and Integrity Life Insurance Company (incorporated by reference to Exhibit 10.31 to Form S-1 (file no. 333-14693) filed by the Registrant on October 23, 1996. Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 406 of the Securities Act of 1933, as amended. The omitted material has been filed separately with the Securities and Exchange Commission).

    27      Financial Data Schedule (ELECTRONIC FILING ONLY).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.

                                       ARM FINANCIAL GROUP, INC.



                                           By:  /S/ EDWARD L. ZEMAN
                                              ------------------------------
                                              Edward L. Zeman
                                              Executive Vice President-Chief
                                              Financial Officer (Principal
                                              Financial Officer)


                                           By:  /S/ BARRY G. WARD
                                              ------------------------------
                                              Barry G. Ward
                                              Controller (Principal Accounting
                                              Officer)