Form 10-Q
period 1997-06-30
ARM FINANCIAL GROUP INC
filed 1997-08-14
CIK 910562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ------------
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended: June 30, 1997


                           Commission file number: 33-67268
                                     ------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          DATE                    CLASS       SHARES OUTSTANDING
--------------------------------------------------------------------------------

    August 12, 1997                 A              21,308,325
    August 12, 1997                 B               1,947,646
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                            PART I.  FINANCIAL INFORMATION


1.  Financial Statements (Unaudited)
      Condensed Consolidated Balance Sheets--
       June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . . . . . 3
      Condensed Consolidated Statements of Operations--
       Three and Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . 5
      Condensed Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . 6
      Notes to Condensed Consolidated Financial Statements. . . . . . . . . . 7
2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . . . .14


                             PART II.  OTHER INFORMATION

1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .29
2.  Change in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .29
4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .30
5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .31
6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .31

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         CARRYING AMOUNT                FAIR VALUE
                                                 -----------------------------  --------------------------
                                                      JUNE 30,    DECEMBER 31,     JUNE 30,   DECEMBER 31,
(IN THOUSANDS)                                          1997         1996            1997        1996
------------------------------------------------------------------------------  --------------------------
                                                    (Unaudited)                  (Unaudited)

ASSETS

Cash and investments:

  Fixed maturities available-for-sale,
   at fair value (amortized cost:
   June 30, 1997-$3,383,226; December 31,
   1996-$3,048,834)                              $3,392,030     $3,054,513     $3,392,030     $3,054,513

  Equity securities, at fair value
   (cost: June 30, 1997-$21,158;
   December 31, 1996-$21,268)                        21,171         22,552         21,171         22,552
Mortgage loans on real estate                        28,346         36,879         28,346         36,879
Policy loans                                        123,131        123,466        123,131        123,466
Cash and cash equivalents                           164,269        110,067        164,269        110,067
                                                 -----------------------------  --------------------------
Total cash and investments                        3,728,947      3,347,477      3,728,947      3,347,477

Assets held in separate accounts                  1,598,019      1,135,048      1,598,019      1,135,048
Accrued investment income                            41,915         36,233         41,915         36,233
Value of insurance in force                          46,648         52,024        126,718        112,389
Deferred policy acquisition costs                    77,545         59,001             --             --
Goodwill                                              7,319          7,636          7,319          7,636
Deferred federal income taxes                        35,856         35,604         41,516         42,653
Receivable for investment securities sold            23,583          4,671         23,583          4,671
Other assets                                         20,982         23,970         20,982         23,970
                                                 -----------------------------  --------------------------

Total assets                                     $5,580,814     $4,701,664     $5,588,999     $4,710,077
                                                 -----------------------------  --------------------------
                                                 -----------------------------  --------------------------


                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                         CARRYING AMOUNT                FAIR VALUE
                                                 ----------------------------- ---------------------------
                                                      JUNE 30,    DECEMBER 31,     JUNE 30,   DECEMBER 31,
(IN THOUSANDS)                                          1997         1996            1997        1996
------------------------------------------------------------------------------ ---------------------------
                                                    (Unaudited)                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                              $3,611,900     $3,294,174     $3,575,305     $3,260,253
  Customer deposits in separate accounts          1,593,428      1,130,159      1,593,428      1,130,159
  Long-term debt                                     38,000         40,000         38,000         40,000
  Accounts payable and accrued expenses              18,236         22,684         18,236         22,684
  Payable for investment securities
       purchased                                      4,109         10,431          4,109         10,431
  Payable to reinsurer                                9,542         10,000          9,542         10,000
  Other liabilities                                  29,853         12,274         29,853         12,274
                                                 ----------------------------- ---------------------------
Total liabilities                                 5,305,068      4,519,722      5,268,473      4,485,801

Contingencies

Shareholders' equity:

  Preferred stock, $25.00 stated value               50,000         50,000

  Class A common stock, $.01 par value,
   21,308,325 shares issued and outstanding             213              *

  Class B common stock, $.01 par value,
   1,947,646 shares issued and
   outstanding                                           19              *

  Additional paid-in capital                        211,335        124,609

  Net unrealized gains on available-
   for-sale securities                                5,138          3,669

  Retained earnings                                   9,041          3,664
                                                 -----------------------------

Total shareholders' equity                          275,746        181,942        320,526        224,276
                                                 ----------------------------- ---------------------------

Total liabilities and shareholders' equity       $5,580,814     $4,701,664     $5,588,999     $4,710,077
                                                 ----------------------------- ---------------------------
                                                 ----------------------------- ---------------------------


* LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                  ----------------------------  --------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1997           1996          1997           1996
----------------------------------------------------------------------------------------------------------

Investment income                                   $77,759        $62,670       $147,459       $117,863
Interest credited on customer deposits              (58,282)       (44,897)      (109,607)       (86,012)
                                                  ----------------------------  --------------------------
  Net investment spread                              19,477         17,773         37,852         31,851

Fee income:
  Variable annuity fees                               3,412          2,662          6,651          5,024
  Asset management fees                               1,882          1,196          3,766          2,711
  Other fee income                                      450            343            847            628
                                                  ----------------------------  --------------------------
    Total fee income                                  5,744          4,201         11,264          8,363

Other income and expenses:
  Surrender charges                                     973          1,320          1,855          2,890
  Operating expenses                                 (6,926)        (7,771)       (15,082)       (14,754)
  Commissions, net of deferrals                        (748)          (653)        (1,386)        (1,197)
  Interest expense on debt                             (580)          (744)        (1,266)        (1,531)
  Amortization:
    Deferred policy acquisition costs                (2,436)        (1,418)        (4,611)        (3,105)
    Value of insurance in force                      (2,118)        (2,424)        (4,359)        (4,481)
    Acquisition-related deferred charges               (125)          (184)          (251)          (684)
    Goodwill                                           (106)          (122)          (228)          (244)
  Non-recurring charges:
    Stock-based compensation                         (8,145)            --         (8,145)            --
    Other                                            (1,188)            --         (2,633)            --
  Other, net                                           (914)        (1,971)        (1,909)        (2,640)
                                                  ----------------------------  --------------------------
    Total other income and expenses                 (22,313)       (13,967)       (38,015)       (25,746)

Realized investment gains (losses)                      420           (814)         2,651         (1,217)
                                                  ----------------------------  --------------------------
Income before federal income taxes                    3,328          7,193         13,752         13,251
Federal income tax expense                           (3,185)        (1,190)        (5,999)        (2,763)
                                                  ----------------------------  --------------------------

Net income                                              143          6,003          7,753         10,488

Dividends on preferred stock                         (1,188)        (1,188)        (2,376)        (2,376)
                                                  ----------------------------  --------------------------

Net income (loss) applicable
  to common shareholders                            $(1,045)        $4,815         $5,377         $8,112
                                                  ----------------------------  --------------------------
                                                  ----------------------------  --------------------------


Net income (loss) per common share                 $  (0.06)       $  0.28        $  0.30       $  0.46
                                                  ----------------------------  --------------------------
                                                  ----------------------------  --------------------------

Average common shares outstanding                    18,201         17,491         17,855         17,490
                                                  ----------------------------  --------------------------
                                                  ----------------------------  --------------------------


SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


(IN THOUSANDS)                                             1997          1996
-------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES              $95,559       $88,554

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
 Purchases                                            (2,508,366)   (1,526,142)
 Maturities and redemptions                              170,973       118,596
 Sales                                                 1,978,072     1,044,921
Other investments:
 Purchases                                               (34,014)      (33,153)
 Maturities and redemptions                                8,740         2,351
 Sales                                                    35,725        27,394
Policy loans, net                                            335        (2,787)
Purchase of separate account assets                     (387,670)     (132,932)
Proceeds from sale of separate account assets             46,561        40,272
                                                       ------------------------
Cash flows used in investing activities                 (689,644)     (461,480)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                78,813            --
Amounts received from customers                          858,715       597,998
Amounts paid to customers                               (284,407)     (230,095)
Principal payment on long-term debt                       (2,000)           --
Change in payable to reinsurer                              (458)           --
Dividends on preferred stock                              (2,376)       (2,376)
Change in repurchase agreement liability                      --       (12,008)
                                                       ------------------------
Cash flows provided by financing activities              648,287       353,519
                                                       ------------------------

Net increase (decrease) in cash and cash equivalents      54,202       (19,407)

Cash and cash equivalents at beginning of period         110,067        76,896
                                                       ------------------------

Cash and cash equivalents at end of period              $164,269       $57,489
                                                       ------------------------
                                                       ------------------------

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    JUNE 30, 1997


1.  BASIS OF PRESENTATION AND ORGANIZATION


    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1996.

    Certain amounts from prior years have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

2.  FAIR VALUE BALANCE SHEETS

    The consolidated balance sheets include a dual presentation of carrying amount and fair value balances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," fixed maturities classified as available-for-sale are reported at fair value in the carrying amount balance sheets; however, corresponding customer deposits are reported at historical values. In contrast, in the fair value balance sheets, both assets and liabilities are reported at fair value. As permitted by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the fair value balance sheets are presented as a supplemental disclosure of the Company's financial position.

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

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS
    Fair value of assets held in non-guaranteed separate accounts is based on the quoted market prices of the underlying mutual funds. The fair value of assets held in guaranteed separate accounts is primarily based on quoted market prices of fixed maturity securities. The fair value of customer deposits in separate accounts is based on the account values of the underlying policies, plus or minus market value adjustments applicable to certain customers who are guaranteed a fixed rate of return.

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

3.  FEDERAL INCOME TAXES

    Federal income taxes are different from the amount determined by multiplying pretax income by the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets. Such changes include providing a full valuation allowance on the Company's non-life net operating loss carryforwards, which in 1997 includes the one-time non-cash stock-based compensation expense charge.

4.  STATUTORY INFORMATION

    Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with GAAP net income reported in the accompanying condensed consolidated statements of operations:

                                                           Six Months Ended
                                                              June 30,
                                                      ------------------------
(IN THOUSANDS)                                            1997        1996
------------------------------------------------------------------------------

Insurance subsidiaries (statutory-basis)(1)            $22,267     $18,680
Non-insurance companies(2)                                 898        (608)
                                                      ------------------------
 Consolidated statutory-basis pretax operating income   23,165      18,072

Reconciling items:
 Amortization of interest maintenance reserve           (1,877)     (2,165)
 Adjustments to customer deposits                      (11,577)       (329)
 Interest expense on debt                               (1,266)     (1,531)
 Deferral of policy acquisition costs,
   net of amortization                                  18,579       7,071
 Amortization of value of insurance in force            (4,359)     (4,481)
 Amortization of acquisition-related deferred
   charges and goodwill                                   (479)       (928)
 Non-recurring charges                                 (10,778)         --
 Realized investment gains (losses)                      2,651      (1,217)
 Other                                                    (307)     (1,241)
                                                      ------------------------

GAAP-basis:
 Income before federal income taxes                     13,752      13,251
 Federal income tax expense                             (5,999)     (2,763)
                                                      ------------------------
 Net income                                              7,753      10,488
 Dividends on preferred stock                           (2,376)     (2,376)
                                                      ------------------------
 Net income applicable to common shareholders            5,377       8,112
 Exclude, net of tax:
   Realized investment (gains) losses                   (1,723)        791
   Non-recurring charges                                10,778          --
   Income from defined benefit pension plan asset
    management operations                                 (853)       (176)
                                                      ------------------------

Operating earnings(3)                                  $13,579      $8,727
                                                      ------------------------
                                                      ------------------------

(1) Insurance company statutory-basis pretax income excluding realized gains and losses.
(2) Non-insurance company pretax income excluding amortization of acquisition-related deferred charges, interest expense on debt, realized investment gains and losses, and non-recurring corporate costs and charges related to acquisition, financing and restructuring activities.
(3) Net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations of ARM Capital Advisors which are being sold.

5.  SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING OF COMMON STOCK
    In June 1997, the Company completed an initial public offering (the "Offering") of 9.2 million shares of Class A common stock, par value of $.01 per share (the "New Class A Common Stock"), of which 5.75 million shares were sold by the Company and 3.45 million shares were sold by the Morgan Stanley Stockholders (as defined below). The net proceeds of the Offering to the Company were $78.8 million, after deducting underwriting discounts and commissions and other expenses of the Offering payable by the Company. On June 30, 1997, the Company used a portion of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity Life Insurance Company ("Integrity"), thereby strengthening Integrity's capital base to provide for future growth. The Company intends to also use the net proceeds to enhance the Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

    Concurrent with the closing of the Offering, the Company amended and restated its Certificate of Incorporation to effectuate a recapitalization such that (i) the common equity of the Company consists of New Class A Common Stock and Class B Non-Voting Common Stock, par value of $.01 per share (the "New Class B Common Stock" and, together with the New Class A Common Stock, the "New Common Stock"), (ii) authorized shares of the New Class A Common Stock and New Class B Common Stock were increased to 150 million shares and 50 million shares, respectively, (iii) each outstanding share of common stock of the Company was converted into one share of New Class A Common Stock, (iv) certain shares of the New Class A Common Stock owned by private equity funds sponsored by Morgan Stanley, Dean Witter, Discover & Co. (the successor to Morgan Stanley Group Inc. in its merger with Dean Witter, Discover & Co.) (the "Morgan Stanley Stockholders") were converted into New Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the Offering, the Morgan Stanley Stockholders owned, in the aggregate, 49% of the outstanding New Class A Common Stock, and (v) each share of New Common Stock was split into 706 shares of New Common Stock. Holders of New Class B Common Stock have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the New Class B Common Stock have no preemptive or other subscription rights and are convertible into an equal number of shares of New Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of New Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder. The Morgan Stanley Stockholders owned approximately 91% of the outstanding shares of the Company's common stock prior to the Offering and approximately 53% following the Offering.

    All references to number of shares, per share amounts and stock option data appearing in the financial statements and notes thereto have been retroactively adjusted for the stock split.

STOCK OPTIONS
    The Company's Amended and Restated Stock Option Plan (the "Plan"), originally adopted in December 1993, provides for granting of options to purchase up to 2,432,170 shares of Class A common stock. In connection with the Offering, the remaining 512,980 unallocated options were granted on a pro rata basis to participants of the Plan with the exercise prices and vesting schedules of such options being the average weighted exercise prices and vesting percentages of the options previously held by such holders. As of June 30, 1997, all options of the Plan have been issued of which 2,428,640 are outstanding and 1,142,539 are exercisable. Prior to the Offering, the Plan provided that the option exercise price increased at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remained unexercised. Concurrent with the Offering, the exercise prices applicable to the outstanding options were fixed at exercise prices ranging from $11.14 per share to $12.24 per share.

    The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. As a result of the granting of previously unallocated options and the determination of the exercise prices for all options of the Plan which occurred in conjunction with the Offering, a one-time non-cash stock-based compensation expense charge of $8.1 million was recorded during June 1997. Such charge equals the aggregate difference between the $15 initial public offering price of the New Class A Common Stock and the exercise prices of all of the outstanding options.

    In June 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") which will be administered by the Compensation Committee. The 1997 Equity Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares to those officers and other key employees and consultants with potential to contribute to the future success of the Company or its subsidiaries; provided that only employees may be granted incentive stock options. The maximum number of shares of New Class A Common Stock that may be subject to granting under the 1997 Equity Plan is 1.6 million shares, subject to adjustment in accordance with the terms of the 1997 Equity Plan. No awards under the 1997 Equity Plan have been granted as of June 30, 1997.

EARNINGS PER SHARE
    Net income per common share is based on the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the potentially dilutive effect of stock options will be excluded. If SFAS No. 128 had been adopted by the Company at June 30, 1997, the impact on the calculation of earnings per share would not have been material.

6.  DEBT

    On June 24, 1997, the Company entered into a Credit Agreement to provide the Company with a new senior secured revolving credit facility. The maximum amount that may be borrowed under this Credit Agreement is $75 million, of which $38 million was drawn on June 24, 1997 and used to repay $38 million of outstanding borrowings under the Company's prior Credit Agreement, which was terminated. Borrowings under the new Credit Agreement will bear a floating interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 0.325% to 0.875%, depending on the ratings of the Company's preferred stock. The Credit Agreement has a variable annual commitment fee which can range from 0.10% to 0.25% of the unused portion of the borrowing, depending on the ratings of the Company's preferred stock. The Credit Agreement matures on June 24, 2002, subject to optional prepayment and contingent upon the Company's compliance with various financial covenants.

7.  SALE OF ARM CAPITAL ADVISORS

    On May 21, 1997, the Company entered into a purchase agreement pursuant to which the Company has agreed to transfer substantially all of the assets and operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors") to a newly formed subsidiary, ARM Capital Advisors, LLC, and to sell an 80% interest in such company to ARM Capital Advisors Holdings, LLC, an entity controlled by Emad
A. Zikry, the current President of ARM Capital Advisors. The Company expects to recognize an immaterial gain on the sale. ARM Capital Advisors is a registered investment adviser and wholly owned subsidiary of the Company that provides asset management services to the Company's subsidiaries and certain institutional clients, primarily defined benefit pension plans. The pending sale will allow ARM Capital Advisors, LLC to better compete with other independent asset managers that are not affiliated with insurance companies. Under the terms of the pending sale, ARM Capital Advisors, LLC will continue to provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The terms of the sale further provide that after December 31, 1997, the Company can continue to engage ARM Capital Advisors, LLC as its investment adviser at agreed upon rates; but, the Company may also consider retaining other investment management firms. After consummation of the pending sale, ARM Capital Advisors will be renamed Integrity Capital Advisors, Inc. The transaction is expected to close during the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company specializes in the asset accumulation business, providing retail and institutional customers with a variety of products and services designed to serve the growing long-term savings and retirement markets.

    The Company's revenues are derived from its spread-based business and its fee-based business. The products and services comprising the spread-based and fee-based businesses are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels. In the spread-based line of business the Company earns a spread between what is earned on invested assets and what is credited to customer accounts. In the fee-based line of business the Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including variable, indexed and fixed annuity products. Acquisitions by the Company have provided it with the opportunity to leverage its resources and enter into new markets in order to try to meet this demand. Although the Company's core business is developing and managing spread-based investment products, it has also focused on the development of its fee-based variable annuity business in addition to exploring other alternatives to increase the size of the fee-based business line. Fee-based business is less capital intensive than the spread-based business and provides the Company with diversified sources of income. Although the Company believes it is desirable to achieve a reasonable business mix between its spread-based and fee-based businesses, the business mix may vary from time to time, due to opportunistic acquisitions and market conditions.

    Although third-party assets managed by ARM Capital Advisors have grown since the Company acquired these operations in 1995, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, the Company is selling an 80% interest in the assets and operations of ARM Capital Advisors. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $3.7 million and $1.9 million during the six months ended June 30, 1997 and 1996, respectively.

    On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Asset management fee income of $0.8 million was recorded by the Company during the six months ended June 30, 1996 with respect to management of such funds. Had the pending sale of ARM Capital Advisors and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1996, they would have had an immaterial effect on the Company's pretax income for the six months ended June 30, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

    Net income during the six months ended June 30, 1997 was $7.8 million compared to $10.5 million for the six months ended June 30, 1996. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations of ARM Capital Advisors which are being sold) were $13.6 million and $8.7 million for the six months ended June 30, 1997 and 1996, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to both deposit growth from sales of retail and institutional spread-based products and ongoing asset/liability management.

    Pro forma operating earnings (operating earnings including pro forma adjustments to earnings for investment income that could have been earned on the net proceeds of the Company's Offering assuming it occurred at the beginning of the period) were $15.8 million and $11.0 million for the six months ended June 30, 1997 and 1996, respectively. Pro forma operating earnings per share were $0.66 and $0.46 for the same respective six month periods. This pro forma information is not necessarily indicative of what would have occurred had the Offering occurred on the dates indicated.

    Spread-based operating earnings were $21.2 million and $15.4 million during the six months ended June 30, 1997 and 1996, respectively. Retail spread products (primarily fixed annuities) and institutional spread products (GICs), which comprise the spread-based line of business, contributed annualized operating earnings of 1.32% and 0.63% of average retail spread-based and average institutional spread-based assets under management for the six months ended June 30, 1997, respectively, compared to 1.09% and 0.51% for the corresponding prior year period. The increase in spread-based margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Annualized fee-based operating earnings of $1.9 million and $1.8 million, which are primarily derived from retail variable products (variable annuities) and minimally from institutional enhanced fee products (synthetic
GICs), were 0.42% and 0.53% of average fee-based assets under management for the six months ended June 30, 1997 and 1996, respectively. The decrease in fee-based margins for the six months ended June 30, 1997 is due to an increase in amortization of deferred policy acquisition costs. Certain expenses including federal income taxes and unallocated corporate overhead are not reflected in spread-based and fee-based operating earnings.

    Net investment spread for the six months ended June 30, 1997 and 1996 was as follows:

                                                   Six Months Ended
                                                        June 30,
                                              ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)           1997           1996
--------------------------------------------------------------------------

Investment income                             $147,459       $117,863
Interest credited on customer deposits        (109,607)       (86,012)
                                              ----------------------------
 Net investment spread                         $37,852        $31,851
                                              ----------------------------
                                              ----------------------------

Annualized investment yield                       7.61%          7.70%
Annualized average credited rate                  5.76%          5.71%
                                              ----------------------------
 Annualized investment spread                     1.85%          1.99%
                                              ----------------------------
                                              ----------------------------

Average cash and investments (in billions)     $  3.88        $  3.06
Average spread-based customer
 deposits (in billions)                        $  3.80        $  3.01


    Changes in investment yield must be analyzed in relation to the liability portfolios that they support. The annualized investment yield on cash and investments, excluding assets supporting GIC deposits, was 8.00% for the first half of 1997, up from 7.87% for the comparable 1996 period. The increase reflects the benefits of ongoing investment portfolio management. In comparison, the annualized investment yield on cash and investments supporting GIC deposits was 6.60% and 6.41% for the six months ended June 30, 1997 and 1996, respectively. GIC deposits grew from $586.0 million at June 30, 1996 to $1.3 billion at June 30, 1997 causing the aggregate decrease in investment yields. The proceeds from GIC sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of interest rates, frequency of credited rate resets and business mix. Crediting rates are reset monthly based on the LIBOR for GICs and semi-annually or annually for certain fixed annuities. To date, the Company has been able to react to changes in market interest rates and maintain a desired investment spread without a significant effect on surrender and withdrawal activity although there can be no assurance that the Company will be able to continue to do so.

    Fee income increased to $11.3 million during the six months ended June 30, 1997 from $8.4 million during the six months ended June 30, 1996. This increase is primarily attributable to variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in separate accounts. Variable annuity fees increased to $6.7 million during the six months ended June 30, 1997 from $5.0 million during the six months ended June 30, 1996 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits averaged $883.5 million during the six months ended June 30, 1997, an increase from $690.9 million during the six months ended June 30, 1996. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds which were sold by the Company in December, 1996), increased to $3.8 million during the six months ended June 30, 1997 from $2.7 million during the six months ended June 30, 1996, reflecting a significant increase in the average fair value of off-balance sheet assets managed, from $1.9 billion during the six months ended June 30, 1996 to $3.4 billion during the six months ended June 30, 1997. As a result of the pending sale of ARM Capital Advisors' operations and the sale of the State Bond Mutual Funds, asset management fee income is expected to decrease in the future.

    Assets under management by type of product and service as of June 30, 1997 and 1996 were as follows:


                                                                           June 30,
                                                         1997                           1996
                                               -------------------------------  ----------------------------
                                                                  Percent of                    Percent of
(DOLLARS IN MILLIONS)                                Amount          Total         Amount          Total
------------------------------------------------------------------------------  ----------------------------
Spread-based:
  Retail (fixed and indexed annuity
    and face-amount certificate deposits)          $2,856.6           51.4%      $2,605.1           59.5%
  Institutional (GIC deposits)                      1,302.5           23.5          586.0           13.4
                                                   ------------------------      ------------------------
      Total spread-based                            4,159.1           74.9        3,191.1           72.9

Fee-based:
  Retail (variable annuity deposits
    invested in mutual funds)                         964.7           17.4          749.2           17.1
  Institutional (off-balance sheet
    synthetic GIC deposits)                            10.5            0.2             --             --
                                                   ------------------------      ------------------------
      Total fee-based*                                975.2           17.6          749.2           17.1
Corporate and other:
  Off-balance sheet deposits under
    marketing partnership arrangements                257.4            4.6          379.1            8.7
  Cash and investments in excess of
    customer deposits                                 159.7            2.9           55.7            1.3
                                                   ------------------------      ------------------------
      Total corporate and other                       417.1            7.5          434.8           10.0
                                                   ------------------------      ------------------------

Total assets under management*                     $5,551.4          100.0%      $4,375.1          100.0%
                                                   ------------------------      ------------------------
                                                   ------------------------      ------------------------




* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, off-balance sheet assets in the State Bond Mutual Funds. Including such assets, total fee-based assets under management at June 30, 1997 and 1996 were $5,115.1 million and $2,963.2 million, respectively, and total assets under management at June 30, 1997 and 1996 were $9,691.3 million and $6,589.1 million, respectively.


    The increase in spread-based deposits was primarily attributable to sales of GICs to institutional customers and, to a lesser extent, sales of guaranteed rate option fixed annuities to retail customers. The increase in the fee-based line of business was primarily attributable to the investment performance of the variable annuity mutual funds due to strong stock market returns and, to a lesser extent, variable annuity sales.

    Sales of spread-based products include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of fee-based products include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

    Sales by market and type of business for the six months ended June 30, 1997 and 1996 were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                       -------------------------
(IN MILLIONS)                                            1997           1996
--------------------------------------------------------------------------------

Retail:
 Spread-based                                          $313.2          $31.1
 Fee-based                                               67.7          119.6
                                                       -------------------------
   Total retail                                         380.9          150.7

Institutional:
 Spread-based                                           460.8          441.4
                                                       -------------------------

Total sales*                                           $841.7         $592.1
                                                       -------------------------
                                                       -------------------------

    * Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, new deposits in the State Bond Mutual Funds. Including such deposits, total retail sales for the six months ended June 30, 1997 and 1996 were $380.9 million and $158.6 million, respectively, and total institutional sales for the six months ended June 30, 1997 and 1996 were $1,945.1 million and $1,263.8 million, respectively.


    Sales have gained momentum during the first half of 1997 with an increase of approximately 42% over the corresponding prior period. This growth is primarily attributable to an increase in marketing efforts surrounding the Company's retail spread-based guaranteed rate option annuity products. Successful efforts to expand and diversify the Company's retail market presence have also contributed to an increase in spread-based sales through the independent agent channel where non-registered investment products are sold, thereby resulting in a decrease in sales of retail fee-based variable annuity products.

    Net surrenders of fixed and variable annuity products issued by the Company's insurance subsidiaries were $155.1 million for the six months ended June 30, 1997 compared to $173.5 million for the six months ended June 30, 1996. Surrender charge income decreased to $1.9 million for the six months ended
June 30, 1997 from $2.9 million for the six months ended June 30, 1996. The decrease in surrender charge income is primarily attributable to an increase in partial surrenders which did not result in a surrender charge penalty and to the decrease in net surrenders. Policies issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the six month periods ended June 30, 1996 and 1997 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company has programs designed to reduce surrender activity and improve persistency. During the six months ended June 30, 1997 and 1996, through one such program, $12.6 million and $9.6 million, respectively, of new annuity contracts were issued to customers that had initiated a withdrawal request.

    Operating expenses increased to $15.1 million for the six months ended June 30, 1997 from $14.8 million for the six months ended June 30, 1996. The increase is primarily attributable to increased marketing efforts (including an increase in marketing staff and additional investments in technology) to expand and enhance the support of distribution channels in the retail and institutional markets. The Company is actively pursuing and retaining producers within these distribution channels to market its products.

    Amortization of deferred policy acquisition costs related to operations was $4.6 million and $3.1 million during the six months ended June 30, 1997 and 1996, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed and variable annuity products. Amortization specifically attributable to variable annuity products increased $1.2 million from the corresponding prior period. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions) are deferred and then amortized over the expected life of the contract.

    The Company recorded non-recurring charges of $10.8 million for the six months ended June 30, 1997 including a one-time non-cash stock-based compensation expense charge of $8.1 million, $2.2 million related to relocating the Company's main processing center from Columbus, Ohio to Louisville, Kentucky and costs of $0.5 million for merger and acquisition activities that did not result in a transaction. Costs associated with the relocation are expected to continue through the end of 1997.

    Other expenses, net are primarily premiums paid on agreements to reinsure substantially all mortality risks associated with single premium endowment and variable annuity deposits.

    Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $2.7 million for the six months ended June 30, 1997 compared to realized investment losses of $1.2 million for the six months ended June 30, 1996. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

    Federal income tax expense was $6.0 million and $2.8 million for the six months ended June 30, 1997 and 1996, respectively, reflecting effective tax rates of 43.6% and 20.9% as a percentage of pretax income. If the non-recurring stock-based compensation expense charge was added back to pretax income, the effective tax rate for the six months ended June 30, 1997 would be 27.4%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carryforwards.

    THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

    Net income during the second quarter of 1997 was $0.1 million compared to $6.0 million for the second quarter of 1996. The decrease in net income is attributable to a $8.1 million non-recurring stock-based compensation expense charge recorded during the second quarter of 1997. Operating earnings were $7.7 million and $5.3 million for the second quarters of 1997 and 1996, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to both deposit growth from sales of retail and institutional spread-based products and ongoing asset/liability management.

    Pro forma operating earnings were $8.8 million and $6.4 million for the three months ended June 30, 1997 and 1996, respectively. Pro forma operating earnings per share were $0.37 and $0.27 for the same respective three month periods.

    Total net investment spread for the three months ended June 30, 1997 and 1996 was as follows:



                                                           Three Months Ended
                                                                June 30,
                                                     ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                  1997           1996
--------------------------------------------------------------------------------

Investment income                                     $77,759        $62,670
Interest credited on customer deposits                (58,282)       (44,897)
                                                     ---------------------------
 Net investment spread                                $19,477        $17,773
                                                     ---------------------------
                                                     ---------------------------

Annualized investment yield                              7.67%          7.83%
Annualized average credited rate                         5.89%          5.68%
                                                     ---------------------------
 Investment spread                                       1.78%          2.15%
                                                     ---------------------------
                                                     ---------------------------

Average cash and investments (in billions)            $  4.06        $  3.20
Average spread-based customer deposits (in billions)  $  3.96        $  3.16


    The annualized net investment spread rate, excluding institutional GIC business, was 2.18% and 2.44% for the second quarters of 1997 and 1996, respectively. The decrease reflects a change in business mix. During the second quarter of 1997, the volume of sales for retail guaranteed rate option fixed annuities increased to $225.4 million from $3.7 million in the corresponding prior period. These annuities are priced at a lower net investment spread rate due to their lower capital requirements. As a result, the overall net investment spread rate on retail spread products decreased. In contrast, the annualized net investment spread rate on institutional GIC products was 0.86% and 0.71% for the second quarters of 1997 and 1996, respectively. The increase in the GIC net investment spread rate is a result of ongoing asset/liability management.

    Fee income grew to $5.7 million in the second quarter of 1997 from $4.2 million in the second quarter of 1996. This increase is attributable to sales and a market-driven increase in the value of both variable annuity deposits and off-balance sheet assets managed by ARM Capital Advisors. Variable annuity fees increased to $3.4 million in the second quarter of 1997 from $2.7 million in the second quarter of 1996. Asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds), increased to $1.9 million in the second quarter of 1997 from $1.2 million in the second quarter of 1996. Fee-based variable annuity deposits averaged $904.4 million in the second quarter of 1997, an increase from $722.1 million in the second quarter of 1996. In addition, the average fair value of off-balance sheet assets managed by ARM Capital Advisors increased from $2.0 billion during the second quarter of 1996 to $3.7 billion in the second quarter of 1997.

    Sales by market and type of business for the three months ended June 30, 1997 and 1996 were as follows:


                                                           Three Months Ended
                                                                June 30,
                                                     ---------------------------
(IN MILLIONS)                                            1997           1996
--------------------------------------------------------------------------------

Retail:
 Spread-based                                          $244.4          $19.2
 Fee-based                                               31.4           62.6
                                                     ---------------------------
   Total retail                                         275.8           81.8

Institutional:
 Spread-based                                           212.2          201.8
                                                     ---------------------------

Total sales*                                           $488.0         $283.6
                                                     ---------------------------
                                                     ---------------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, new deposits in the State Bond Mutual Funds. Including such deposits, total retail sales for the three months ended June 30, 1997 and 1996 were $275.8 million and $85.9 million, respectively, and total institutional sales for the three months ended June 30, 1997 and 1996 were $1,063.6 million and $594.4 million, respectively.


    The increase in retail sales was attributable to an increase in marketing efforts surrounding the Company's spread-based guaranteed rate option fixed annuity product. This increase is partially offset by a decrease in fee-based variable annuity sales as a result of expansion in the independent agent distribution channel which primarily sells non-registered spread-based retail products.

    Net surrenders of fixed and variable annuity products issued by the Company's insurance subsidiaries were $79.0 million in the second quarter of 1997 compared to $85.1 million in the second quarter of 1996. Surrender charge income decreased to $1.0 million in the second quarter of 1997 from $1.3 million in the second quarter of 1996. The decrease in surrender charge income is primarily attributable to an increase in partial surrenders which did not result in a surrender charge penalty and to the decrease in surrenders.

    Operating expenses decreased to $6.9 million in the second quarter of 1997 from $7.8 million in the second quarter of 1996. The decrease is primarily attributable to an increase in deferrals of policy acquisition costs.

    Amortization of deferred policy acquisition costs related to operations was $2.4 million and $1.4 million during the three months ended June 30, 1997 and 1996, respectively. This increase was the result of growth in the deferred policy acquisition cost asset for fixed and variable annuity products.

    The Company recorded non-recurring charges of $9.3 million for the three months ended June 30, 1997 including a one-time non-cash stock-based compensation charge of $8.1 million and $1.2 million related to relocating the Company's main processing center from Columbus, Ohio to Louisville, Kentucky.

    Realized investment gains were $0.4 million in the second quarter of 1997 compared to realized investment losses of $0.8 million in the second quarter of 1996. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

    Federal income tax expense was $3.2 million and $1.2 million for the quarters ended June 30, 1997 and 1996, respectively, reflecting effective tax rates of 27.8% and 16.5% as a percentage of pretax income (after adding back the 1997 non-recurring stock-based compensation expense charge for comparability purposes).

ASSET PORTFOLIO REVIEW

    The Company primarily invests in fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. The amortized cost of fixed maturities at June 30, 1997 totaled $3.38 billion, compared with $3.05 billion at December 31, 1996, representing 91% of total cash and investments at both dates. This increase in fixed maturities is primarily attributable to the investment of the proceeds from the sales of GICs.

 The Company's cash and investments as of June 30, 1997 are detailed as follows:


                                                         Amortized Cost
                                                   --------------------------
                                                               Percent of      Estimated
(DOLLARS IN MILLIONS)                               Amount        Total        Fair Value
-----------------------------------------------------------------------------  -------------
Fixed maturities:
 Corporate securities                              $1,078.7           29.0%      $1,078.3
 U.S. Treasury securities and obligations
   of U.S. government agencies                        204.7            5.5          205.6
 Other government securities                           86.9            2.3           86.9
 Asset-backed securities ("ABSs")                     357.5            9.6          357.2
 Mortgage-backed securities ("MBSs"):
   Agency pass-throughs                               282.5            7.6          282.8
   Collateralized mortgage obligations ("CMOs"):
     Agency                                           342.9            9.2          346.2
     Non-agency                                     1,011.7           27.2        1,019.5
     Interest only                                     18.3            0.5           15.5
                                                   --------------------------  -------------
Total fixed maturities                              3,383.2           90.9        3,392.0

Equity securities (i.e., non-redeemable
 preferred stocks)                                     21.2            0.6           21.2
Mortgage loans on real estate                          28.3            0.8           28.3
Policy loans                                          123.1            3.3          123.1
Cash and cash equivalents                             164.3            4.4          164.3
                                                   --------------------------  -------------

Total cash and investments                         $3,720.1          100.0%      $3,728.9
                                                   --------------------------  -------------
                                                   --------------------------  -------------


    Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMOs (on an amortized cost basis), 81.9% are backed by mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 18.1% of the non-agency CMOs are backed by commercial mortgage loans as collateral.

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

Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields is partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $32.9 million and $31.1 million, respectively, at June 30, 1997. Although the interest rate environment has experienced significant volatility during 1996 and the first six months of 1997, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

    ABSs are securitized bonds which can be backed by collateral such as, but not limited to, home equity loans, second mortgages, automobile loans, and credit card receivables. Home equity loan collateral represents 68.6% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit ratings and stable prepayments.

    Total cash and investments (on an amortized cost basis) were 93% and 96% investment grade or equivalent as of June 30, 1997 and December 31, 1996, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represented less than 0.1% of cash and investments as of June 30, 1997.

    The Company continually monitors and analyzes its investment portfolio, including non-investment grade securities, in order to determine if its ability to realize its carrying value on any investment has been impaired. For fixed maturity and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

    At June 30, 1997, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, the percentage of total fixed maturity investments classified in each category and the corresponding fair value, were as follows:


                                                         Amortized Cost
                                                   --------------------------
                                                               Percent of      Estimated
NAIC Designation (Comparable S&P Rating)            Amount        Total        Fair Value
-----------------------------------------------------------------------------  -------------

1 (AAA, AA, A)                                     $2,349.7             69%      $2,357.6
2 (BBB)                                               799.5             24          802.0
3 (BB)                                                121.9              4          122.0
4 (B)                                                 107.4              3          106.0
5 (CCC, CC, C)                                           --             --             --
6 (CI, D)                                               4.7              *            4.4
                                                   -----------------------------------------
Total fixed maturities                             $3,383.2            100%      $3,392.0
                                                   -----------------------------------------
                                                   -----------------------------------------


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

    The fluctuations in interest rates during the six months ended June 30, 1997 contributed to net unrealized gains on available-for-sale securities which totaled $5.1 million (net of $0.9 million of related amortization and $2.8 million in deferred income taxes) at June 30, 1997, compared to net unrealized gains of $3.7 million (net of $1.3 million of related amortization and $2.0 million in deferred income taxes) at December 31, 1996. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115 which requires that available-for-sale securities be carried at fair value while corresponding customer deposit liabilities are carried at historical values. At June 30, 1997 and December 31, 1996, shareholders' equity excluding the effects of SFAS No. 115 was $270.6 million and $178.3 million, respectively.

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

    Mortgage loans on real estate represented approximately 1% of total cash and investments at June 30, 1997 and December 31, 1996. Pursuant to the terms of the acquisition of certain of the

Company's insurance operations, National Mutual has indemnified the Company with respect to principal (up to 100% of the investments' year-end 1992 statutory book value) and interest with respect to approximately 99% of these loans at June 30, 1997. In support of its indemnification obligations, National Mutual placed $23 million into escrow in favor of the Company's insurance subsidiaries, which will remain available until the subject commercial and agricultural loans have been paid in full.

    Customer deposits in separate accounts related to retail guaranteed rate option and indexed annuities are held in a guaranteed separate account where the Company provides some form of guarantee on the rate credited to the annuity contract. Assets held in the Company's guaranteed separate account include $583.6 million of cash and investments at June 30, 1997, of which approximately 91% are fixed maturities. Total guaranteed separate account cash and investments were 98% investment grade at June 30, 1997 and December 31, 1996.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

    The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock, operating expenses, and corporate development expenditures. The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on its common and preferred stock.

    The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. During the first half of 1997, the Company received dividends of $14.9 million from Integrity. The Company had cash and investments at the holding company level of $51.6 million at June 30, 1997. In addition, the Company had access to bank lines of credit totaling $37.0 million at June 30, 1997.

    In June 1997, the Company completed an initial public offering of 9.2 million shares of New Class A Common Stock of which 5.75 million shares of New Class A Common Stock were sold by the Company for net proceeds of $78.8 million. The remaining 3.45 million shares were sold by the Morgan Stanley Stockholders. On June 30, 1997, the Company used a portion of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company intends to also use the net proceeds to enhance the Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

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

    During the six months ended June 30, 1997 and 1996, the Company met its liquidity needs entirely from cash flows provided by operating activities and principal payments on and redemptions of investments. At June 30, 1997, cash and cash equivalents totaled $164.3 million compared to $110.1 million at December 31, 1996. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

    The Company generated cash flows of $95.6 million and $88.6 million from operating activities during the six months ended June 30, 1997 and 1996, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $2,193.5 million and $1,193.3 million in cash flows during the six months ended June 30, 1997 and 1996, respectively, which were offset by purchases of investments of $2,542.4 million and $1,559.3 million, respectively. An increase in investment purchases and sales activity during the first half of 1997 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of spread-based products.

    The net increase to Integrity's adjusted capital and surplus, under statutory accounting practices, for the capital contribution from the holding company from the proceeds of the Offering, net of dividends paid by Integrity during the six months ended June 30, 1997, was approximately 7% computed as of June 30, 1997.

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

ITEM 2.  CHANGES IN SECURITIES

    Prior to the Offering, the Company's authorized capital stock consisted of 27,280 shares of Class A Common Stock (the "Old Class A Common Stock"), 1,080 shares of Class B Common Stock (the "Old Class B Common Stock"), and 2,300,100 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), of which 2,300,000 shares were designated as 9 1/2% Cumulative Perpetual Preferred Stock. The Old Class A Common Stock had a liquidation preference of $5,000 per share over the Old Class B Common Stock. Holders of the Old Class A Common Stock and Old Class B Common Stock were entitled to one vote for each share of Old Class A Common Stock or Old Class B Common Stock held by them on each matter submitted to a vote of stockholders.

    Concurrent with the closing of the Offering, the Company amended and restated its Certificate of Incorporation to effect a recapitalization such that
(i) the authorized capital stock of the Company consists of 150 million shares of New Class A Common Stock, 50 million shares of New Class B Common Stock, and 10 million shares of Preferred Stock; (ii) each share of the Old Class A Common Stock and Old Class B Common Stock outstanding prior to the Offering was converted into one share of New Class A Common Stock; (iii) Morgan Stanley Stockholders converted a certain number of shares of Old Class A Common Stock held by them into New Class B Common Stock such that, after giving effect to such conversion, and the sale of shares by the Morgan Stanley Stockholders in the Offering, the Morgan Stanley Stockholders own, in the aggregate, 49% of the outstanding New Class A Common Stock; and (iv) each share of New Common Stock outstanding was split into 706 shares.

    Holders of the New Class A Common Stock are entitled to one vote for each share of New Class A Common Stock on each matter submitted to a vote of stockholders, including the election of directors. The holders of New Class A Common Stock are not entitled to cumulative voting. Shares of New Class A Common Stock have no preemptive or other subscription rights and are convertible by the Morgan Stanley Stockholders into an equal number of shares of New Class B Common Stock.

    Holders of the New Class B Common Stock have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. The shares of the New Class B Common Stock have no preemptive or other subscription rights and are convertible into an equal number of shares of New Class A Common Stock
(1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of the New Class A Common Stock; and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder.

    All holders of New Common Stock are entitled to receive such dividends or other distributions, if any, as may be declared from time to time by the Board of Directors in its discretion, out of the funds legally available therefore, subject to the prior rights of any Preferred Stock then outstanding, and to share equally, share for share, in such dividends or other distributions as if all shares of New Common Stock were a single class.

    Subject to the rights of any holders of Preferred Stock outstanding, upon the dissolution, liquidation of winding up of the Company, the holders of New Common Stock are entitled to share equally and ratably in the assets available for distribution after payments are made to the Company's creditors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    At the Company's annual meeting of stockholders held May 15, 1997, the stockholders elected James S. Cole, Warren M. Foss, John Franco, Dudley J. Godfrey, Jr., Edward D. Powers, Colin F. Raymond, Martin H. Ruby, Frank V. Sica, and Irwin T. Vanderhoof as the directors to serve for the ensuing year, and ratified the action of the directors taken or adopted since the last annual meeting of stockholders. The number of votes cast for and against each matter voted upon, as well as the number of abstentions were as follows:


                                                     FOR           AGAINST       ABSTAIN
                                                 --------------  -------------  -------------
Election of James S. Cole                         22,434.46          -0-         2,361.54
Election of Warren M. Foss                        22,434.46          -0-         2,361.54
Election of John Franco                           22,434.46          -0-         2,361.54
Election of Dudley J. Godfrey, Jr.                22,434.46          -0-         2,361.54
Election of Edward D. Powers                      22,434.46          -0-         2,361.54
Election of Colin F. Raymond                      22,434.46          -0-         2,361.54
Election of Martin H. Ruby                        22,434.46          -0-         2,361.54
Election of Frank V. Sica                         22,434.46          -0-         2,361.54
Election of Irwin T. Vanderhoof                   22,434.46          -0-         2,361.54
Ratification of Actions                           22,434.46          -0-         2,361.54



    On May 30, 1997, a majority of the stockholders of the Company, by written consent in lieu of a special meeting approved and adopted certain matters relating to the Offering, including (i) the amendment and restatement of the Company's Certificate of Incorporation to effect the recapitalization; (ii) the 706-for-one stock split of shares of New Common Stock; (iii) the 1997 Equity Plan; and (iv) an amendment to the Amended and Restated Stock Option Plan.

ITEM 5. OTHER INFORMATION

    The Board of Directors by unanimous written consent dated August 14, 1997, declared a quarterly dividend of 59.375 cents per share payable September 15, 1997 to holders of the 9 1/2% Cumulative Perpetual Preferred Stock of record on August 29, 1997, and a quarterly dividend of 2 cents per share payable September 15, 1997 to holders of the New Common Stock of record on August 29, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

EXHIBITS (ELECTRONIC FILING ONLY)

    10.1 Credit Agreement dated June 24, 1997 (the "Credit Agreement"), among the registrant, the financial institutions listed in Schedule 2.01 of the Credit Agreement (the "Lenders"), and The Chase Manhattan Bank, as administrative agent for the Lenders ("Chase").

    10.2 Assignment Agreement dated as of June 24, 1997, between the registrant, Integrity Holdings, Inc. ("Integrity Holdings") and Chase.

    10.3 Guarantee Agreement dated as of June 24, 1997, between Integrity Holdings and Chase.

    10.4 Pledge Agreement dated as of June 24, 1997, among the registrant, Integrity Holdings and Chase.

    10.5 Amendment No. 1 to Trust Agreement effective as of April 1, 1996, among Integrity, General American Life Insurance Company and Fleet National Bank.

    27   Financial Data Schedule.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1997.

                                  ARM FINANCIAL GROUP, INC.



                                       By:     /S/ EDWARD L. ZEMAN
                                            --------------------------
                                            Edward L. Zeman
                                            Executive Vice President-
                                            Chief Financial Officer (Principal
                                            Financial Officer)


                                       By:     /S/ BARRY G. WARD
                                            --------------------------
                                            Barry G. Ward
                                            Controller (Principal Accounting
                                            Officer)