Form 10-Q
period 1997-09-30
ARM FINANCIAL GROUP INC
filed 1997-11-13
CIK 910562

--------------------------------------------------------------------------------
                                                                          Page 1
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      ---------
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: September 30, 1997


                           Commission file number: 33-67268
                                      ---------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                          Class          Shares Outstanding
--------------------------------------------------------------------------------

    November 3, 1997                     A                    21,311,415
    November 3, 1997                     B                     1,947,646

--------------------------------------------------------------------------------
                                                                          Page 2
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----

                            PART I.  FINANCIAL INFORMATION


1.  Financial Statements (Unaudited)
       Condensed Consolidated Balance Sheets--
          September 30, 1997 and December 31, 1996                           3
       Condensed Consolidated Statements of Operations--
          Three and Nine Months Ended September 30, 1997 and 1996            5
       Condensed Consolidated Statements of Cash Flows--
          Nine Months Ended September 30, 1997 and 1996                      6
       Notes to Condensed Consolidated Financial Statements                  7
2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  14


                             PART II.  OTHER INFORMATION

1.  Legal Proceedings                                                       28
2.  Change in Securities                                                    28
5.  Other Information                                                       28
6.  Exhibits and Reports on Form 8-K                                        28

    Signatures                                                              30

--------------------------------------------------------------------------------
                                                                          Page 3
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   CARRYING AMOUNT                          FAIR VALUE
                                                          -------------------------------         ---------------------------------
                                                          SEPTEMBER 30,      DECEMBER 31,         SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                                1997              1996                  1997                1996
--------------                                            -------------------------------         ---------------------------------
                                                           (Unaudited)                             (Unaudited)
ASSETS
Cash and investments:
     Fixed maturities available-for-sale,
          at fair value (amortized cost:
          September 30, 1997-$3,852,452;
          December 31, 1996-$3,048,834)                    $3,899,938         $3,054,513             $3,899,938         $3,054,513
     Equity securities, at fair value (cost:
          September 30, 1997-$39,658;
          December 31, 1996-$21,268)                           40,478             22,552                 40,478             22,552
     Mortgage loans on real estate                             16,666             36,879                 16,666             36,879
     Policy loans                                             123,942            123,466                123,942            123,466
     Cash and cash equivalents                                186,898            110,067                186,898            110,067
                                                           ----------         ----------             ----------         ----------
Total cash and investments                                  4,267,922          3,347,477              4,267,922          3,347,477

Assets held in separate accounts                            1,745,848          1,135,048              1,745,848          1,135,048
Accrued investment income                                      41,169             36,233                 41,169             36,233
Value of insurance in force                                    31,469             52,024                119,897            112,389
Deferred policy acquisition costs                              81,391             59,001                     --                 --
Goodwill                                                        7,019              7,636                  7,019              7,636
Deferred federal income taxes                                  25,572             35,604                 39,062             42,653
Other assets                                                   30,652             28,641                 30,652             28,641
                                                           ----------         ----------             ----------         ----------
Total assets                                               $6,231,042         $4,701,664             $6,251,569         $4,710,077
                                                           ----------         ----------             ----------         ----------
                                                           ----------         ----------             ----------         ----------

--------------------------------------------------------------------------------
                                                                          Page 4
--------------------------------------------------------------------------------

                                                                  CARRYING AMOUNT                             FAIR VALUE
                                                          --------------------------------         ---------------------------------
                                                          SEPTEMBER 30,       DECEMBER 31,         SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                                1997               1996                  1997                 1996
--------------                                            --------------------------------         ---------------------------------
                                                           (Unaudited)                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Customer deposits                                      $4,024,820         $3,294,174             $4,016,986         $3,260,253
     Customer deposits in separate accounts                  1,741,251          1,130,159              1,741,251          1,130,159
     Long-term debt                                             38,000             40,000                 38,000             40,000
     Accounts payable and accrued expenses                      18,147             22,684                 18,147             22,684
     Payable for investment securities
      purchased                                                 68,460             10,431                 68,460             10,431
     Payable to reinsurer                                        9,087             10,000                  9,087             10,000
     Other liabilities                                          29,753             12,274                 29,753             12,274
                                                            ----------         ----------             ----------         ----------
Total liabilities                                            5,929,518          4,519,722              5,921,684          4,485,801

Contingencies

Shareholders' equity:
     Preferred stock, $25.00 stated value                       50,000             50,000

     Class A common stock, $.01 par value,
      21,308,325 shares issued and outstanding                     213                  *

     Class B common stock, $.01 par value,
      1,947,646 shares issued and outstanding                       19                  *

     Additional paid-in capital                                211,335            124,609
     Net unrealized gains on available-for-sale
      securities                                                23,475              3,669
     Retained earnings                                          16,482              3,664
                                                            ----------         ----------
Total shareholders' equity                                     301,524            181,942                329,885           224,276
                                                            ----------         ----------             ----------        ----------
Total liabilities and shareholders' equity                  $6,231,042         $4,701,664             $6,251,569        $4,710,077
                                                            ----------         ----------             ----------        ----------
                                                            ----------         ----------             ----------        ----------

* LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

--------------------------------------------------------------------------------
                                                                          Page 5
--------------------------------------------------------------------------------

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     ------------------------           --------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              1997             1996               1997              1996
----------------------------------------                             ------------------------           --------------------------
Investment income                                                    $87,811          $65,340           $235,270          $183,203
Interest credited on customer deposits                               (65,724)         (47,337)          (175,331)         (133,349)
                                                                     ------------------------           --------------------------
          Net investment spread                                       22,087           18,003             59,939            49,854

Fee income:
     Variable annuity fees                                             3,865            2,759             10,516             7,783
     Asset management fees                                             2,302            1,789              6,068             4,500
     Other fee income                                                    303              416                944             1,044
                                                                     ------------------------           --------------------------
          Total fee income                                             6,470            4,964             17,528            13,327

Other income and expenses:
     Surrender charges                                                 1,187            1,022              3,042             3,912
     Operating expenses                                               (8,424)          (8,318)           (23,506)          (23,072)
     Commissions, net of deferrals                                      (396)            (245)            (1,576)           (1,442)
     Interest expense on debt                                           (627)            (768)            (1,893)           (2,299)
     Amortization:
          Deferred policy acquisition costs                           (3,069)          (1,494)            (7,680)           (4,599)
          Value of insurance in force                                 (2,586)          (2,577)            (6,945)           (7,058)
          Acquisition-related deferred charges                          (126)            (496)              (377)           (1,180)
          Goodwill                                                       (99)            (122)              (327)             (366)
     Non-recurring charges:
       Stock-based compensation                                           --               --             (8,145)               --
       Other                                                          (2,489)          (1,036)            (5,122)           (1,036)
     Other, net                                                          524           (2,538)            (1,385)           (5,178)
                                                                     ------------------------           --------------------------
          Total other income and expenses                            (16,105)         (16,572)           (53,914)          (42,318)

Realized investment gains (losses)                                       376           (1,115)             3,027            (2,332)
                                                                     ------------------------           --------------------------
Income before federal income taxes                                    12,828            5,280             26,580            18,531
Federal income tax expense                                            (3,735)            (956)            (9,734)           (3,719)
                                                                     ------------------------           --------------------------
Net income                                                             9,093            4,324             16,846            14,812

Dividends on preferred stock                                          (1,187)          (1,187)            (3,563)           (3,563)
                                                                     ------------------------           --------------------------
Net income applicable to common shareholders                          $7,906           $3,137            $13,283           $11,249
                                                                     ------------------------           --------------------------
                                                                     ------------------------           --------------------------
Net income per common and common equivalent share                     $ 0.33           $ 0.18            $  0.66           $  0.64
                                                                     ------------------------           --------------------------
                                                                     ------------------------           --------------------------
Cash dividends paid per common share                                  $ 0.02           $   --            $  0.02           $    --
                                                                     ------------------------           --------------------------
                                                                     ------------------------           --------------------------
Average common and common equivalent shares
 outstanding                                                          24,323           17,506             20,184            17,495
                                                                     ------------------------           --------------------------
                                                                     ------------------------           --------------------------

SEE ACCOMPANYING NOTES.

--------------------------------------------------------------------------------
                                                                          Page 6
--------------------------------------------------------------------------------

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

(IN THOUSANDS)                                              1997        1996
--------------                                           ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES              $ 149,524   $ 136,460

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
     Purchases                                          (3,620,622) (2,471,399)
     Maturities and redemptions                            286,987     189,135
     Sales                                               2,587,832   1,773,723
Other investments:
     Purchases                                             (60,292)    (51,560)
     Maturities and redemptions                             20,500       6,787
     Sales                                                  43,683      30,474
Policy loans, net                                             (476)     (3,238)
Purchase of separate account assets                       (469,545)   (192,883)
Proceeds from sale of separate account assets               74,608      57,338
                                                        -----------------------
Cash flows used in investing activities                 (1,137,325)   (661,623)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net proceeds from issuance of common stock                  78,813          --
Amounts received from customers                          1,412,928     835,379
Amounts paid to customers                                 (420,168)   (329,052)
Principal payment on long-term debt                         (2,000)         --
Change in payable to reinsurer                                (913)         --
Dividends on common stock                                     (465)         --
Dividends on preferred stock                                (3,563)     (3,563)
Change in repurchase agreement liability                        --      (4,689)
                                                        -----------------------
Cash flows provided by financing activities              1,064,632     498,075
                                                        -----------------------

Net increase (decrease) in cash and cash equivalents        76,831     (27,088)

Cash and cash equivalents at beginning of period           110,067      76,896
                                                        -----------------------
Cash and cash equivalents at end of period               $ 186,898   $  49,808
                                                        -----------------------
                                                        -----------------------
SEE ACCOMPANYING NOTES.

--------------------------------------------------------------------------------
                                                                          Page 7
--------------------------------------------------------------------------------

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997


1.   BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended
September 30, 1997, are not necessarily indicative of those to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1996.

     Certain amounts from the prior year have been reclassified to conform to the current year's presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

     The fair value of a financial instrument is the amount at which the instrument could

--------------------------------------------------------------------------------
                                                                          Page 8
--------------------------------------------------------------------------------

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

     The Company's management of interest rate risk reduces its exposure to changing interest rates through a close matching of duration, convexity and cash flow characteristics of both assets and liabilities while maintaining liquidity redundancies (i.e., sources of liquidity in excess of projected liquidity needs). As a result, the changes in fair values of the Company's assets and liabilities will tend to offset each other in response to changes in interest rates.

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

MORTGAGE LOANS ON REAL ESTATE AND POLICY LOANS
     The carrying amount of mortgage loans on real estate and policy loans approximates their fair value.

CASH AND CASH EQUIVALENTS AND ACCRUED INVESTMENT INCOME
     The carrying amount of cash and cash equivalents and accrued investment income approximates their fair value given the short-term nature of these assets.

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS
     Fair value of assets held in non-guaranteed separate accounts is based on the quoted market prices of the underlying mutual funds. The fair value of assets held in guaranteed separate accounts is primarily based on quoted market prices of the fixed maturity securities held in such separate accounts. The fair value of customer deposits in separate accounts is based on the account values of the underlying policies, plus or minus market value adjustments applicable to certain customers who are guaranteed a fixed rate of return.

GOODWILL
     The carrying amount of goodwill approximates fair value.

 DEFERRED FEDERAL INCOME TAXES
     The deferred federal income tax asset and related valuation allowance were

--------------------------------------------------------------------------------
                                                                          Page 9
--------------------------------------------------------------------------------

adjusted for federal income tax which may be incurred as a result of the differences between the estimated fair values and carrying amounts of the assets and liabilities.

CUSTOMER DEPOSITS AND VALUE OF INSURANCE IN FORCE
     The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using a current market yield rate for assets with similar durations (i.e., indexed to the U.S. Treasury yield curve). The fair value of customer deposits for single premium immediate annuity contracts represents the fair values of those contracts as a whole which implicitly eliminates the corresponding value of insurance in force. The fair value amounts of the remaining customer deposits, primarily related to deferred annuity contracts, single premium endowment contracts and funding agreements/guaranteed investment contracts ("GICs"), represent the account values of the underlying contracts before applicable surrender charges. The fair value of the value of insurance in force represents the estimated present value of future profits for all customer deposits, excluding single premium immediate annuity contracts, assuming a discount rate of 13%. Deferred policy acquisition costs do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and value of insurance in force.

LONG-TERM DEBT AND PAYABLE TO REINSURER
     The carrying amounts of long-term debt and payable to reinsurer approximate fair value.

OTHER ASSETS AND LIABILITIES
     The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

3.   FEDERAL INCOME TAXES

     Federal income taxes are different from the amount determined by multiplying pretax income by the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets. Such changes include the recognition of benefits associated with certain life insurance company deferred tax assets for which a full valuation allowance was originally provided, offset by providing a full valuation allowance on the Company's non-life net operating loss carryforwards, which in 1997 includes a one-time non-cash stock-based compensation expense charge.

--------------------------------------------------------------------------------
                                                                         Page 10
--------------------------------------------------------------------------------

4.   STATUTORY INFORMATION

     Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with GAAP net income reported in the accompanying condensed consolidated statements of operations:

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
               (IN THOUSANDS)                               1997        1996
               --------------                            ---------   ----------

Insurance subsidiaries (statutory-basis)(1)              $  38,242   $  29,187
Non-insurance companies(2)                                   1,485      (1,153)
                                                        -----------------------
  Consolidated statutory-basis pretax                       39,727      28,034


Reconciling items:
     Amortization of interest maintenance reserve           (2,939)     (3,271)
     Adjustments to customer deposits                      (14,086)        (51)
     Interest expense on debt                               (1,893)     (2,299)
     Deferral of policy acquisition costs, net of           23,746      10,770
     amortization
     Amortization of value of insurance in force            (6,945)     (7,058)
     Amortization of acquisition-related deferred             (704)     (1,546)
       charges and goodwill
     Adjustments to invested asset carrying values at
       acquisition date                                        (48)       (485)
     Non-recurring charges                                 (13,267)     (1,036)
     Realized investment gains (losses)                      3,027      (2,332)
     Other                                                     (38)     (2,195)
                                                        -----------------------
GAAP-basis:
     Income before federal income taxes                     26,580      18,531
     Federal income tax expense                             (9,734)     (3,719)
                                                        -----------------------
     Net income                                             16,846      14,812

     Dividends on preferred stock                           (3,563)     (3,563)
                                                        -----------------------
     Net income applicable to common shareholders           13,283      11,249
     Exclude, net of tax:
          Realized investment (gains) losses                (1,968)      1,516
          Non-recurring charges                             13,267         940
          Income from defined benefit pension plan asset
            management operations                           (1,178)       (263)
                                                        -----------------------

            Operating earnings(3)                        $  23,404   $  13,442
                                                        -----------------------
                                                        -----------------------

(1) Insurance company statutory-basis pretax income excluding realized gains and losses.
(2) Non-insurance company pretax income excluding amortization of acquisition-related deferred charges, interest expense on debt, realized investment gains and losses, and non-recurring corporate costs and charges related to acquisition, financing and restructuring activities.
(3) Net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations of ARM Capital Advisors which were sold on November 7, 1997.

--------------------------------------------------------------------------------
                                                                         Page 11
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                         Page 12
--------------------------------------------------------------------------------

STOCK OPTIONS
     The Company's Amended and Restated Stock Option Plan (the "Plan"), originally adopted in December 1993, provides for granting of options to purchase up to 2,432,170 shares of Class A common stock. In connection with the Offering, the remaining 512,980 unallocated options were granted on a pro rata basis to participants of the Plan with the exercise prices and vesting schedules of such options being the average weighted exercise prices and vesting percentages of the options previously held by such holders. As of June 30, 1997, all options of the Plan had been issued, of which at September 30, 1997, 2,428,640 were outstanding and 1,115,139 were exercisable. Prior to the Offering, the Plan provided that the option exercise price increased at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remained unexercised. Concurrent with the Offering, the exercise prices applicable to the outstanding options were fixed at exercise prices ranging from $11.14 per share to $12.24 per share.

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

     In June 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") which will be administered by the Company's Compensation Committee. The 1997 Equity Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares to those officers and other key employees and consultants with potential to contribute to the future success of the Company or its subsidiaries; provided that only employees may be granted incentive stock options. The maximum number of shares of New Class A Common Stock that may be granted under the 1997 Equity Plan is 1.6 million shares, subject to adjustment in accordance with the terms of the 1997 Equity Plan. No awards under the 1997 Equity Plan have been granted as of September 30, 1997.

EARNINGS PER SHARE

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Fully-diluted net income per common share is not presented as it approximates net income per common and common equivalent share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the potentially dilutive effect of stock options will be excluded. If SFAS No. 128 had been adopted by the Company at September 30, 1997, the impact on the calculation of earnings per share would not have been material.

--------------------------------------------------------------------------------
                                                                         Page 13
--------------------------------------------------------------------------------

6.   DEBT

     On June 24, 1997, the Company entered into a Credit Agreement to provide the Company with a new senior secured revolving credit facility. The maximum amount that may be borrowed under this Credit Agreement is $75 million, of which $38 million was drawn on June 24, 1997 and used to repay $38 million of outstanding borrowings under the Company's prior Credit Agreement, which was terminated. Borrowings under the new Credit Agreement bear a floating interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 0.325% to 0.875%, depending on the ratings of the Company's preferred stock. The Credit Agreement has a variable annual commitment fee which can range from 0.10% to 0.25% of the unused portion of the borrowing, depending on the ratings of the Company's preferred stock. The Credit Agreement matures on June 24, 2002, subject to optional prepayment and contingent upon the Company's compliance with various financial covenants.

7.   SALE OF ARM CAPITAL ADVISORS

     On November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors") to a newly formed subsidiary, ARM Capital Advisors, LLC ("New ARMCA"), and sold an 80% interest in New ARMCA to ARM Capital Advisors Holdings, LLC, an entity controlled by Emad A. Zikry, the President of ARM Capital Advisors prior to the sale. The Company recognized an immaterial gain on the sale. ARM Capital Advisors is a registered investment adviser and wholly owned subsidiary of the Company that provided asset management services to the Company's subsidiaries and certain institutional clients, primarily defined benefit pension plans. The sale allows New ARMCA to better compete with other independent asset managers that are not affiliated with insurance companies. Under the terms of the sale, New ARMCA will provide the Company's subsidiaries with investment management services through December 31, 1997 on the same basis as in the past. The terms of the sale further provide that after December 31, 1997, the Company can continue to engage New ARMCA as its investment adviser at agreed upon rates; but, the Company may also consider retaining other investment management firms. It is expected that ARM Capital Advisors will be renamed Integrity Capital Advisors, Inc. in the fourth quarter of 1997.

     In connection with the consummation of the sale, the Company and Mr. Zikry mutually agreed to terminate his employment with the Company and he resigned as an officer and director of ARM Capital Advisors.

--------------------------------------------------------------------------------
                                                                         Page 14
--------------------------------------------------------------------------------

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

     Although third-party assets managed by ARM Capital Advisors have grown since 1995 when ARM Capital Advisors began its operations, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies has constrained ARM Capital Advisors' growth. Accordingly, on November 7, 1997 the Company transferred substantially all of the assets and operations of ARM Capital Advisors to New ARMCA and sold an 80% interest in New ARMCA.

     On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Asset management fee income of $1.2 million was recorded by the Company during the nine months ended September 30, 1996 with respect to the management of such funds. Had the sale of New ARMCA and the management contracts for the State Bond Mutual Funds occurred on January 1, 1996, they would have had an immaterial effect on the Company's net income for the nine months ended September 30, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
                                                                         Page 15
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net income during the nine months ended September 30, 1997 was $16.8 million compared to $14.8 million for the nine months ended September 30, 1996. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations of ARM Capital Advisors) were $23.4 million and $13.4 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to both deposit growth from sales of retail and institutional spread-based products and ongoing asset/liability management and, to a lesser extent, an increase in fee income as a result of a larger base of variable annuity deposits.

     Pro forma operating earnings (operating earnings including a pro forma adjustment to reflect investment income that could have been earned on the net proceeds of the Company's Offering assuming it occurred at the beginning of the period) were $25.6 million and $16.9 million for the nine months ended September 30, 1997 and 1996, respectively. Pro forma operating earnings per share were $1.07 and $0.71 for the same respective nine month periods. This pro forma information is not necessarily indicative of what would have occurred had the Offering occurred on the dates indicated.

     Spread-based operating earnings were $33.9 million and $22.4 million during the nine months ended September 30, 1997 and 1996, respectively. Retail spread products (primarily fixed annuities) and institutional spread products (funding agreements and GICs) comprise the spread-based line of business. Funding agreements are investment contracts issued by the Company's insurance subsidiaries to the nonqualified (i.e., non retirement plans) markets. For retail spread products, annualized operating earnings were 1.36% and 1.03% of average retail spread-based assets under management for the nine months ended September 30, 1997 and 1996, respectively. For institutional spread products, annualized operating earnings were 0.62% and 0.59% of average institutional spread-based assets under management for the 1997 and 1996 periods, respectively. The increase in spread-based margins for both retail and institutional products is attributable to ongoing asset/liability management, which generated higher net investment spreads, and for retail spread products only, a reduction of other expenses. Fee-based operating earnings of $3.3 million and $3.1 million, which are primarily derived from retail variable products (variable annuities) and minimally from institutional enhanced fee products (synthetic GICs), were 0.46% and 0.59% (annualized) of average fee-based assets under management for the nine months ended September 30, 1997 and 1996, respectively. The decrease in fee-based margins for the nine months ended September 30, 1997 is due to an increase in the amortization of deferred policy acquisition costs. Certain expenses including federal income taxes and unallocated corporate overhead are not reflected in spread-based and fee-based operating earnings.

--------------------------------------------------------------------------------
                                                                         Page 16
--------------------------------------------------------------------------------

     Net investment spread for the nine months ended September 30, 1997 and 1996 was as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                         -----------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                    1997         1996
                                                         ----------  -----------
--------------------------------------------------------------------------------

Investment income                                        $ 235,270   $ 183,203
Interest credited on customer deposits                    (175,331)   (133,349)
                                                         -----------------------
     Net investment spread                               $  59,939   $  49,854
                                                         -----------------------
                                                         -----------------------

Annualized investment yield                                   7.63%       7.74%
Annualized average credited rate                             (5.84)%     (5.74)%
                                                         -----------------------
     Annualized investment spread rate                        1.79%       2.00%
                                                         -----------------------
                                                         -----------------------

Average cash and investments (in billions)               $    4.11    $   3.15
Average spread-based customer deposits (in billions)     $    4.01    $   3.10

     Investment spread rates increased in 1997 for both retail and institutional spread products. However, a greater mix of institutional spread product deposits in 1997, which generate lower margins, resulted in the overall decrease in the investment spread rate. Accordingly, changes in investment yield and interest credited rates must be analyzed in relation to the liability portfolios to which they relate. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 8.05% for the first nine months of 1997, up from 7.96% for the same period in 1996. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.69% and 6.54% for the nine months ended
September 30, 1997 and 1996, respectively. These increases reflect the benefits of ongoing investment portfolio management. Average cash and investments related to institutional spread product deposits grew from $484.4 million during the nine months ended September 30, 1996 to $1.3 billion during the same period in 1997, causing the aggregate decrease in investment yields. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of market interest rates (which were somewhat higher on the average in 1997), frequency of credited rate resets and business mix. Crediting rates are reset monthly based on the LIBOR for institutional spread products and semi-annually or annually for certain fixed annuities. To date, the Company has been able to react to changes in market interest rates and maintain a desired investment spread without a significant effect on surrender and withdrawal activity, although there can be no assurance that the Company will be able to continue to do so.

     Fee income increased to $17.5 million during the nine months ended September 30,

--------------------------------------------------------------------------------
                                                                         Page 17
--------------------------------------------------------------------------------

1997 from $13.3 million during the same period in 1996. This increase is primarily attributable to variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in separate accounts. Variable annuity fees increased to $10.5 million during the nine months ended September 30, 1997 from $7.8 million during the same period in 1996 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Fee-based variable annuity deposits averaged $933.0 million during the nine months ended September 30, 1997, an increase from $712.3 million during the same period in 1996. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds which were sold by the Company in December 1996), increased to $6.1 million during the nine months ended September 30, 1997 from $4.5 million during the same period in 1996, reflecting a significant increase in the average fair value of off-balance sheet assets managed due to sales, from $2.0 billion during the nine months ended September 30, 1996 to $3.8 billion during the same period in 1997. As a result of the sale of ARM Capital Advisors' operations and the State Bond Mutual Funds, asset management fee income is expected to decrease in the future.

     Assets under management by type of product and service as of September 30, 1997 and 1996 were as follows:


                                                                                         September 30,
                                                                            1997                                 1996
                                                             ---------------------------------    ---------------------------------
                                                                                    Percent                              Percent
(DOLLARS IN MILLIONS)                                             Amount            of Total           Amount            of Total
----------------------------------------------------------------------------------------------    --------------------------------
Spread-based:
     Retail (fixed and indexed annuity and
       face-amount certificate deposits)                     $     2,843.2             46.4%       $    2,583.8             56.3%
     Institutional (funding agreement and GIC deposits)            1,770.5             28.9               769.7             16.8
                                                              --------------------------------    --------------------------------
          Total spread-based                                       4,613.7             75.3             3,353.5             73.1
Fee-based:
     Retail (variable annuity deposits invested in
       mutual funds)                                               1,080.3             17.6               794.1             17.3
     Institutional (off-balance sheet synthetic GIC
       deposits)                                                      10.9              0.2                  --               --
                                                              --------------------------------    --------------------------------
          Total fee-based*                                         1,091.2             17.8               794.1             17.3

Corporate and other:
     Off-balance sheet deposits under marketing
       partnership arrangements                                      251.1              4.1               374.2              8.2
     Cash and investments in excess of customer deposits             176.8              2.8                68.2              1.4
                                                              --------------------------------    --------------------------------
          Total corporate and other                                  427.9              6.9               442.4              9.6
                                                              --------------------------------    --------------------------------

Total assets under management*                               $     6,132.8            100.0%       $    4,590.0            100.0%
                                                              --------------------------------    --------------------------------
                                                              --------------------------------    --------------------------------

* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, off-balance sheet assets in the State Bond Mutual Funds. Including such assets, total fee-based assets under management at September 30, 1997 and 1996 were $5,947.6 million and $3,195.4 million, respectively, and total assets under management at September 30, 1997 and 1996 were $10,989.2 million and $6,991.3 million, respectively.

--------------------------------------------------------------------------------
                                                                         Page 18
--------------------------------------------------------------------------------

     The increase in spread-based deposits was primarily attributable to sales of floating rate funding agreements and GICs to institutional customers and, to a lesser extent, sales of guaranteed rate option fixed annuities to retail customers. The increase in the fee-based line of business was primarily attributable to the investment performance of variable annuity mutual funds due to strong stock market returns and, to a lesser extent, variable annuity sales.

     Sales of spread-based products include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of fee-based products include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

     Sales by market and type of business for the nine months ended September 30, 1997 and 1996 were as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                       --------------------
(IN MILLIONS)                                            1997        1996
---------------------------------------------------------------------------

Retail:
     Spread-based                                      $  356.0    $   52.9
     Fee-based                                            132.2       164.2
                                                       --------------------
          Total retail                                    488.2       217.1

Institutional:
     Spread-based                                         926.9       624.7
                                                       --------------------

Total sales*                                           $1,415.1    $  841.8
                                                       --------------------
                                                       --------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, new deposits in the State Bond Mutual Funds. Including such deposits, total retail sales for the nine months ended September 30, 1997 and 1996 were $488.2 million and $227.2 million, respectively, and total institutional sales for the nine months ended September 30, 1997 and 1996 were $3,122.5 million and $1,658.2 million, respectively.


     Total sales gained momentum during the first nine months of 1997 with an increase of approximately 68% over the corresponding prior period. This growth is primarily attributable to an increase in marketing efforts for the Company's retail spread-based guaranteed rate option annuity products and institutional spread products. Successful efforts to expand and diversify the Company's retail market presence by increasing the

--------------------------------------------------------------------------------
                                                                         Page 19
--------------------------------------------------------------------------------

number of producers also contributed to an increase in spread-based sales through the independent agent channel where non-registered investment products are sold. Late year momentum driven by the addition of sales staff and by further penetration into institutional markets produced an increase in institutional spread-based sales.

     Net surrenders of retail fixed and variable annuity products issued by the Company's insurance subsidiaries were $252.6 million for the nine months ended September 30, 1997 compared to $249.7 million for the same period in 1996. Surrender charge income decreased to $3.0 million for the nine months ended September 30, 1997 from $3.9 million for the same period in 1996. The decrease in surrender charge income is primarily attributable to an increase in partial surrenders which did not result in a surrender charge penalty. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable, generally the first five to seven years after a policy is issued, surrenders are relatively low. The surrender and withdrawal activity during the nine month periods ended September 30, 1996 and 1997 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company has programs designed to reduce surrender activity and improve persistency.

     Operating expenses increased to $23.5 million for the nine months ended September 30, 1997 from $23.1 million for the same period in 1996. The increase is primarily attributable to increased marketing efforts (including an increase in marketing staff and additional investments in technology) to expand and enhance the support of distribution channels in the retail and institutional markets, partially offset by a reduction in guaranty fund assessment accruals. The Company is actively pursuing and retaining producers within its distribution channels to market its products.

     Amortization of deferred policy acquisition costs related to operations was $7.7 million and $4.6 million during the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of retail fixed and variable annuity products. Amortization specifically attributable to variable annuity products increased $1.9 million during 1997. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily first-year commissions and issuance costs) are deferred and then amortized over the expected life of the contract.

     The Company recorded non-recurring charges of $13.3 million for the nine months ended September 30, 1997 including a one-time non-cash stock-based compensation expense charge of $8.1 million, and other non-recurring costs primarily related to the relocation and consolidation of the Company's operations facilities from Columbus,

--------------------------------------------------------------------------------
                                                                         Page 20
--------------------------------------------------------------------------------

Ohio to Louisville, Kentucky. Costs associated with the relocation are expected to continue through the end of 1997. The Company recorded non-recurring charges of $1.0 million for the nine months ended September 30, 1996 for merger and acquisition activities that did not result in a transaction.

     Other expenses, net decreased to $1.4 million for the nine months ended September 30, 1997 from $5.2 million for the same period in 1996. This decrease is attributable to higher accruals for reinsurance agreement premiums in the third quarter of 1996 and higher mortality costs in 1996 related to immediate annuity deposits. In addition, the Company benefited from mortgage loan prepayment penalty income during the third quarter of 1997.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $3.0 million for the nine months ended September 30, 1997 compared to realized investment losses of $2.3 million for the same period in 1996. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Federal income tax expense was $9.7 million and $3.7 million for the nine months ended September 30, 1997 and 1996, respectively, reflecting effective tax rates of 36.6% and 20.1% as a percentage of pretax income. If the non-recurring stock-based compensation expense charge was added back to pretax income, the effective tax rate for the nine months ended September 30, 1997 would be 28.0%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carryforwards.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED
          SEPTEMBER 30, 1996

     Net income during the third quarter of 1997 was $9.1 million compared to $4.3 million for the third quarter of 1996. Operating earnings were $9.8 million and $4.7 million for the third quarters of 1997 and 1996, respectively. The increase in operating earnings is attributable to an increase in net investment spread due to deposit growth

--------------------------------------------------------------------------------
                                                                         Page 21
--------------------------------------------------------------------------------

from sales of retail and institutional spread-based products, an increase in fee income as a result of a larger base of variable annuity deposits, an increase in other income, and a decrease in other expenses.

     Pro forma operating earnings were $9.8 million and $5.9 million for the three months ended September 30, 1997 and 1996, respectively. Pro forma operating earnings per share were $0.40 and $0.25 for the same respective three month periods.

     Total net investment spread for the three months ended September 30, 1997 and 1996 was as follows:

                                                        Three Months Ended
                                                           September 30,
                                                       -----------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                 1997          1996
------------------------------------------------------------------------------

Investment income                                      $ 87,811    $ 65,340
Interest credited on customer deposits                  (65,724)    (47,337)
                                                       -----------------------
     Net investment spread                             $ 22,087    $ 18,003
                                                       -----------------------
                                                       -----------------------

Annualized investment yield                                7.67%       7.83%
Annualized average credited rate                          (5.85)%     (5.70)%
                                                       -----------------------
     Annualized investment spread rate                     1.82%       2.13%
                                                       -----------------------
                                                       -----------------------

Average cash and investments (in billions)             $   4.58    $   3.34
Average spread-based customer deposits (in billions)   $   4.46    $   3.29
                                                       -----------------------

          Although investment spread rates were higher during the third quarter of 1997 compared to 1996 for both retail and institutional spread products, a greater mix of institutional spread deposits in 1997 resulted in the overall decrease in the investment spread rate. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 8.15% for the third quarter of 1997, up from 8.14% for the same period in 1996. In comparison, the annualized yield on cash and investments supporting the institutional spread product deposits was 6.77% and 6.64% for the three months ended September 30, 1997 and 1996, respectively. Average cash and investments related to institutional spread product deposits, which are invested in lower yielding short-term securities, have grown from $704.0 million during the three months ended September 30, 1996 to $1.6 billion during the same period in 1997.

     Fee income grew to $6.5 million in the third quarter of 1997 from $5.0 million in the third quarter of 1996. This increase is attributable to sales and a market-driven increase in the value of both variable annuity deposits and off-balance sheet assets managed by ARM Capital Advisors. Variable annuity fees increased to $3.9 million in the third quarter of 1997 from $2.8 million in the third quarter of 1996. Asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual

--------------------------------------------------------------------------------
                                                                         Page 22
--------------------------------------------------------------------------------

Funds), increased to $2.3 million in the third quarter of 1997 from $1.8 million in the third quarter of 1996.

     Sales by market and type of business for the three months ended September 30, 1997 and 1996 were as follows:

                                                          Three Months Ended
                                                             September 30,
                                                         -------------------
(IN MILLIONS)                                              1997        1996
----------------------------------------------------------------------------

Retail:
     Spread-based                                        $ 42.8      $ 21.8
     Fee-based                                             64.5        44.6
                                                         -------------------
          Total retail                                    107.3        66.4

Institutional:
     Spread-based                                         466.1       183.3
                                                         -------------------

Total sales*                                             $573.4      $249.7
                                                         -------------------
                                                         -------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and, for 1996 only, new deposits in the State Bond Mutual Funds. Including such deposits, total retail sales for the three months ended September 30, 1997 and 1996 were $107.3 million and $68.6 million, respectively, and total institutional sales for the three months ended September 30, 1997 and 1996 were $1,177.4 million and $394.4 million, respectively.


     The increase in retail sales is attributable to increases in both spread-based fixed annuity and fee-based variable annuity products due to increased marketing efforts and from continuing strong stock market returns during the third quarter of 1997. The increase in institutional spread-based sales is attributable to the addition of sales staff and by further penetration into institutional markets.

     Net surrenders of retail fixed and variable annuity products issued by the Company's insurance subsidiaries were $91.5 million in the third quarter of 1997 compared to $76.2 million in the third quarter of 1996. Surrender charge income increased to $1.2 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996. The increase in surrender charge income is primarily attributable to the increase in surrenders.

     Amortization of deferred policy acquisition costs related to operations was $3.1 million and $1.5 million during the three months ended September 30, 1997 and 1996, respectively. This increase was the result of growth in the deferred policy acquisition cost asset related to retail fixed and variable annuity products.

--------------------------------------------------------------------------------
                                                                         Page 23
--------------------------------------------------------------------------------

     The Company recorded non-recurring charges of $2.5 million for the three months ended September 30, 1997 related to the relocation and consolidation of the Company's operations facilities from Columbus, Ohio to Louisville, Kentucky. Non-recurring charges of $1.0 million were recorded for the three months ended September 30, 1996 for merger and acquisition activities that did not result in a transaction.

     Other expenses, net decreased from $2.5 million for the three months ended September 30, 1996 to $0.5 million of income for the three months ended September 30, 1997. This decrease is attributable to higher accruals for reinsurance agreement premiums in the third quarter of 1996 and higher mortality costs in 1996 related to immediate annuity deposits. In addition, the Company benefited from mortgage loan prepayment penalty income during the third quarter of 1997.

     Realized investment gains were $0.4 million in the third quarter of 1997 compared to realized investment losses of $1.1 million in the third quarter of 1996. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

     Federal income tax expense was $3.7 million and $1.0 million for the quarters ended September 30, 1997 and 1996, respectively, reflecting effective tax rates of 29.1% and 18.1% as a percentage of pretax income.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. The amortized cost of fixed maturities at September 30, 1997 totaled $3.85 billion, compared with $3.05 billion at December 31, 1996, representing 90% and 91%, respectively, of total cash and investments. This increase in fixed maturities is primarily attributable to the investment of the proceeds from the sale of institutional spread products.

--------------------------------------------------------------------------------
                                                                         Page 24
--------------------------------------------------------------------------------

     The Company's cash and investments as of September 30, 1997 are detailed as follows:

                                               Amortized Cost
                                           ----------------------
                                                       Percent of   Estimate
(DOLLARS IN MILLIONS)                         Amount     Total     Fair Value
-----------------------------------------------------------------  -----------

Fixed maturities:
     Corporate securities                  $1,193.4        28.3%    $1,217.0
     U.S. Treasury securities and
      obligations of U.S. government
      agencies                                207.0         4.9        208.4
     Other government securities               76.2         1.8         77.8

     Asset-backed securities ("ABSs")         363.3         8.6        364.4
     Mortgage-backed securities ("MBSs"):
      Agency pass-throughs                    333.8         7.9        335.7
      Collateralized mortgage
       obligations ("CMOs"):
        Agency                                502.3        11.9        511.9
        Non-agency                          1,160.0        27.5      1,173.5
        Interest only                          16.5         0.4         11.2
                                         -----------------------  -----------
Total fixed maturities                      3,852.5        91.3      3,899.9

Equity securities (i.e., non-redeemable        39.7         0.9         40.5
preferred stocks)
Mortgage loans on real estate                  16.7         0.4         16.7
Policy loans                                  123.9         3.0        123.9
Cash and cash equivalents                     186.9         4.4        186.9

Total cash and investments                 $4,219.7       100.0%    $4,267.9
                                         -----------------------  -----------
                                         -----------------------  -----------

     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMOs (on an amortized cost basis), 83.6% are backed by mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 16.4% of the non-agency CMOs are backed by commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted

--------------------------------------------------------------------------------
                                                                         Page 25
--------------------------------------------------------------------------------

average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields is partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $31.9 million and $31.2 million, respectively, at September 30, 1997. Although the interest rate environment has experienced significant volatility during 1996 and the first nine months of 1997, prepayments and extensions of cash flows from MBSs have not materially affected the investment income of the Company.

     ABSs are securitized bonds which can be backed by collateral such as, but not limited to, home equity loans, second mortgages, automobile loans, and credit card receivables. Home equity loan collateral represents 63.9% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit ratings and stable prepayments.

     Total cash and investments (on an amortized cost basis) were 94% and 96% investment grade or equivalent as of September 30, 1997 and December 31, 1996, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company's investment portfolio has minimal exposure to real estate, non-indemnified mortgage loans and common equity securities, which represented less than 0.1% of cash and investments as of September 30, 1997.

     The Company continually monitors and analyzes its investment portfolio, including non-investment grade securities, in order to determine if its ability to realize its carrying

--------------------------------------------------------------------------------
                                                                         Page 26
--------------------------------------------------------------------------------

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

     At September 30, 1997, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, the percentage of total fixed maturity investments classified in each category and the corresponding fair value, were as follows:

                                              Amortized Cost
                                          ----------------------
                                                        Percent      Estimated
NAIC Designation (Comparable S&P Rating)     Amount     of Total    Fair Value
-------------------------------------------------------------------------------
                                                  (Dollars in millions)

1 (AAA, AA, A)                            $2,766.4         72%      $2,794.2
2 (BBB)                                      812.9         21          825.6
3 (BB)                                       141.3          4          146.1
4 (B)                                        127.2          3          127.9
5 (CCC, CC, C)                                --           --           --
6 (CI, D)                                      4.7          *            6.1
                                          -------------------------------------
Total fixed maturities                    $3,852.5        100%      $3,899.9
                                          -------------------------------------
                                          -------------------------------------

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

     The fluctuations in interest rates during the nine months ended
September 30, 1997 contributed to net unrealized gains on available-for-sale securities which totaled $23.5 million (net of $12.2 million of related amortization and $12.6 million in deferred income taxes) at September 30, 1997, compared to net unrealized gains of $3.7 million (net of $1.3 million of related amortization and $2.0 million in deferred income taxes) at December 31, 1996. This volatility in reported shareholders' equity occurs as a result of

--------------------------------------------------------------------------------
                                                                         Page 27
--------------------------------------------------------------------------------

SFAS No. 115 which requires that available-for-sale securities be carried at fair value while corresponding customer deposit liabilities are carried at historical values. At September 30, 1997 and December 31, 1996, shareholders' equity excluding the effects of SFAS No. 115 was $278.0 million and $178.3 million, respectively.

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

     Customer deposits in separate accounts related to retail guaranteed rate option and indexed annuities are held in a guaranteed separate account where the Company provides some form of guarantee on the rate credited to the annuity contract. Assets held in the Company's guaranteed separate account include $617.9 million of cash and investments at September 30, 1997, of which approximately 94% are fixed maturities. Total guaranteed separate account cash and investments were 99% investment grade at September 30, 1997.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock, operating expenses, and corporate development expenditures. The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay debt service and dividends on its common and preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. During the first nine months of 1997, the Company received dividends of $14.9 million from Integrity. The Company had cash and investments at the holding company level of $48.3 million at September 30, 1997. In addition, the Company had access to bank lines of credit totaling $37.0 million at September 30, 1997.

     In June 1997, the Company completed an initial public offering of 9.2 million shares of New Class A Common Stock of which 5.75 million shares were sold by the Company for net proceeds of $78.8 million. The remaining 3.45 million shares were sold by the Morgan Stanley Stockholders. On June 30, 1997, the Company used a portion of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity,

--------------------------------------------------------------------------------
                                                                         Page 28
--------------------------------------------------------------------------------

thereby strengthening Integrity's capital base to provide for future growth. The Company intends to also use the net proceeds to enhance the Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

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

     During the nine months ended September 30, 1997 and 1996, the Company met its liquidity needs entirely from cash flows provided by operating activities and principal payments on and redemptions of investments. At September 30, 1997, cash and cash equivalents totaled $186.9 million compared to $110.1 million at December 31, 1996. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $149.5 million and $136.5 million from operating activities during the nine months ended September 30, 1997 and 1996, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $2,939.0 million and $2,000.1 million in cash flows during the nine months ended September 30, 1997 and 1996, respectively, which were offset by purchases of investments of $3,680.9 million and $2,523.0 million, respectively. An increase in investment purchases and sales activity during the first nine months of 1997 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of spread-based products.

     The net increase to Integrity's adjusted capital and surplus, under statutory

--------------------------------------------------------------------------------
                                                                         Page 29
--------------------------------------------------------------------------------

accounting practices, for the capital contribution from the holding company from the proceeds of the Offering, net of dividends paid by Integrity during the nine months ended September 30, 1997, was approximately 7%.

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

--------------------------------------------------------------------------------
                                                                         Page 30
--------------------------------------------------------------------------------

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As a consequence of the acquisition of State Bond and Mortgage Life Insurance Company and its merger with and into Integrity, Integrity became a party to a marketing agreement with Multico Marketing Corporation ("Multico"). In reliance upon the marketing agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and compensatory and punitive damages of approximately $61 million. Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and the recovery of commissions, fees, trailers, overwrites, and bonuses paid to Multico in the amount of approximately $9.3 million. On May 23, 1996, Integrity filed a motion for summary judgement in the litigation; this motion was denied by the court on March 10, 1997. Discovery is proceeding between the parties. Company management believes that the ultimate resolution of this litigation will not result in any material adverse impact to the financial position of the Company.

     Except as described above, the Company is currently involved in no material legal or administrative proceedings that could result in a material adverse impact to the financial position of the Company.

ITEM 2.   CHANGES IN SECURITIES

     On September 30, 1997, the Company filed a Form S-8 Registration Statement with the SEC to register the underlying shares of New Class A Common Stock reserved for issuance upon the exercise of stock options under the ARM Financial Group, Inc. Amended and Restated Stock Option Plan and the 1997 Equity Incentive Plan.

ITEM 5.   OTHER INFORMATION

     The Board of Directors by unanimous written consent dated November 7, 1997, declared a quarterly dividend of 59.375 cents per share payable December 15, 1997 to holders of the 9 1/2% Cumulative Perpetual Preferred Stock of record on November 28, 1997, and a quarterly dividend of 2 cents per share payable December 15, 1997 to holders of the New Common Stock of record on November 28, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

EXHIBITS

     11   Statement re computation of per share earnings (see page 31).

     27   Financial Data Schedule (electronic filing only).

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1997.

                         ARM FINANCIAL GROUP, INC.



                              By:      /S/ EDWARD L. ZEMAN
                                 ---------------------------------------------
                                   Edward L. Zeman
                                   Executive Vice President-
                                   Chief Financial Officer(Principal Financial
                                   Officer)


                              By:      /S/ BARRY G. WARD
                                 ---------------------------------------------
                                   Barry G. Ward
                                   Controller (Principal Accounting Officer)