Form 10-K
period 1997-12-31
ARM FINANCIAL GROUP INC
filed 1998-03-31
CIK 910562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                ---------------------
                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997   Commission file number: 33-67268

                               -----------------------

                              ARM FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                   61-1244251
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          515 WEST MARKET STREET
           LOUISVILLE, KENTUCKY                             40202
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (502) 582-7900

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
           Title of each class                        which registered
           -------------------                        ----------------
  Class A Common Stock (par value $.01            American Stock Exchange
 per share) 9.5%  Cumulative Perpetual            American Stock Exchange
            Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 / / Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   /x/

     Aggregate market value of voting common stock held by non-affiliates, computed as of February 20, 1998 was $214,359,305.

     Indicate the number of shares outstanding of each of the issuer's classes of commons stock as of the latest practicable date.

          Date                      Class                Shares Outstanding
--------------------------------------------------------------------------------
    February 20, 1998                 A                      21,441,641
    February 20, 1998                 B                       1,947,646

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     ARM Financial Group, Inc. (the "Company") specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's earnings are derived from investment spread (the difference between income earned on investments and interest credited on customer deposits) and fee income. The Company's retail products include a variety of fixed, indexed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including independent broker-dealers, independent agents, stockbrokers, and financial institutions. The Company offers institutional products, such as funding agreements and guaranteed investment contracts ("GICs") directly to bank trust departments, plan sponsors, cash management funds, corporate treasurers, and other institutional investors.

     The Company was established in July 1993 and completed its acquisition of Integrity Holdings, Inc. in November 1993. The Company's assets under management have grown from $2.3 billion as of December 31, 1993 to $6.9 billion as of December 31, 1997. The Company attributes this growth to internally generated sales, new product offerings and opportunistic acquisitions. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold during November
1997) have grown to $34.1 million in 1997 from $22.2 million in 1996 and $4.5 million in 1995. In June 1997, the Company raised $78.8 million through an initial public offering of its common stock. See "--History."

     The Company expects to benefit from demographic trends and a growing demand for retirement savings. As the U.S. population has aged, demand for retirement savings has accelerated. According to U.S. Census Bureau information, approximately 30% of today's population was born during the Baby Boom (1946 to 1964). By the time the Baby Boom generation begins to reach age 65 in 2011, the population between the ages of 45 and 64 -- the peak period for asset accumulation -- is projected to increase by approximately 45% to 79 million people.

     The Company also expects to benefit from anticipated higher consumer savings due to an overburdened social security system, extended life spans, concerns about corporate restructurings and downsizing, and volatile financial markets. Among the products expected to benefit are tax-advantaged annuities. Annual industry sales of individual annuity products increased dramatically from $65 billion in 1990 to a preliminary estimate of $124 billion in 1997, with projected growth of 8% to 12% per year for the next few years, according to an industry study conducted by LIMRA.

     The Company also expects to benefit from the growing institutional marketplace, which is partially fueled by growth in retirement and consumer savings. The Company intends to expand its institutional deposit base by increasing penetration in the stable value and fixed income markets and the development of new products and applications.

The discussion of the Company's business contains certain forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

STRATEGY

     The Company's strategy is focused on the following:

     DEVELOPING AND MARKETING A BROAD ARRAY OF CUSTOMIZED PRODUCTS. The Company believes that long-term success in the asset accumulation industry will depend upon the Company's ability to adapt to rapidly changing consumer preferences in fluctuating interest rate and equity market environments. The Company continually redesigns existing products with enhanced features and continues to develop and sell new and innovative products with a particular focus on minimizing its dependence on any one product and meeting a variety of needs for consumers and distribution channels. The Company works closely with the people involved with its retail and institutional distribution to develop products that are customized to suit their customers' particular needs. The Company was one of the first to recognize the market opportunity for equity-indexed annuities and in 1996 introduced OMNI, the Company's equity-indexed annuity product. In 1997, the Company introduced OMNISELECT, a second generation equity-indexed annuity product with enhanced features. Additionally in 1997, the Company enhanced its multi-manager variable annuity product, PINNACLE, making it one of the first in the industry to offer Bankers Trust indexed funds, along with a diverse selection of asset classes from well-known fund managers, guaranteed rate options and the ability for systematic transfer of deposits over time -- all in one product. In the institutional market, the Company offers a short-term floating rate institutional spread-based product designed to meet the market demand for products with attractive current yields and access to liquidity. In 1997, the Company developed and funded a unique asset-backed funding agreement, in alliance with Bayerische Landesbank Girozentrale, New York Branch, ("BLB"), a triple-A rated international banking institution. In connection with another highly-rated international bank, the Company is developing a synthetic GIC product for the institutional spread marketplace that will provide institutional clients with either absolute or relative investment performance guarantees.

     CAPTURING A GROWING SHARE OF SALES IN RETAIL DISTRIBUTION CHANNELS. Over the past few years, the Company has built the infrastructure necessary to support increased growth in the retail market. The Company believes that it can distinguish itself by strengthening its relationships with individual distributors, often referred to as producers. To accomplish this objective, the Company seeks to (i) provide superior service to producers through an expanded and dedicated producer services unit; (ii) enhance the Company's technological platform to permit superior and immediate access for producers to the Company's administrative systems for transacting business; (iii) heighten producers' awareness of the Company's products and insurance affiliates through focused advertisements in industry publications and selective promotional programs; and (iv) quickly develop innovative products with new features and services which are responsive to market needs. For example, in 1997, as a means to strengthen its relationships with distributors, the Company implemented a program, called AnnuiTRAC-SM-, whereby certain distributors have the capability to remotely access the Company's systems and transact business with the Company on-line. The Company also seeks to increase its retail market share by expanding and diversifying its retail distribution channels. In 1996, the Company began offering variable annuities through banks and thrifts, and in late 1997 introduced a new variable annuity product customized for that distribution channel. Additionally, the Company recognizes the importance of building and maintaining a strong capital base. Primarily as a result of the Company's strengthened financial condition, A.M. Best

Company, Inc. ("A.M. Best") raised the claims-paying ability rating of the Company's insurance subsidiaries from "A- (Excellent)" to "A (Excellent)" in 1995.

     EXPANDING AND DIVERSIFYING THE DEPOSIT BASE IN THE INSTITUTIONAL MARKETPLACE. Since the Company's inception, its institutional business has grown to $2.5 billion of funding agreement and GIC deposits on the Company's December 31, 1997 balance sheet. The Company believes that its integrated asset/liability management approach to the business, along with its sound underwriting philosophy, has allowed it to build competitive advantages. The Company has found it beneficial to form strategic partnerships with organizations possessing strong financial ratings and market presence. Since 1995, the Company has written funding agreements and GICs through General American Life Insurance Company ("General American") and reinsures one-half of the business written. In late 1997, the Company sold its first funding agreement structure outside the General American relationship with a $500 million, five-year term offering, in alliance with BLB, a triple-A rated international banking institution. In addition to offering its current products, the Company intends to continue its growth in the institutional market by (i) diversifying its product line with (a) customized product features for alternative distribution channels, (b) fixed terms extending beyond current product offerings and (c) on- and off-balance sheet synthetic products or new funding agreement products in which the Company offers certain performance guarantees;
(ii) attracting new partners with larger and stronger balance sheets to provide credit enhancement to help support and market the new product structures and marketing initiatives; and (iii) expanding market penetration within its existing clients while maintaining the persistency and profitability of the current client base.

     ENHANCING EFFECTIVE USE OF TECHNOLOGY. The Company continues to invest in technology designed to enhance the services provided to producers and customers, increase the efficiency of operations and allow for administration of innovative and complex products. The Company's technology also allows it to quickly respond to customer needs for new products by reducing product development time. In addition, to supplement traditional inquiry and transaction processing methods, the Company's client/server network can provide producers, customers and employees with services and information easily accessible through Internet, voice response and wide-area network technology. One such example is the Company's 1997 introduction of AnnuiTRAC, its Internet based producer service program.

     MINIMIZING FIXED COST STRUCTURE. The Company attempts to minimize fixed distribution costs by marketing its products through fiduciaries and other third parties. Unlike many of its competitors, the Company does not maintain its own field sales force, and distributors are primarily paid based on production. As a consequence of its low fixed distribution costs, the Company has flexibility to shift the mix of its sales and distribution channels in order to respond to changes in market demand. In addition, the Company believes that its administrative cost structure has benefited from economies of scale achieved as a result of its strategic acquisitions. The relocation of the Company's main processing center from Columbus, Ohio to the Company's headquarters in Louisville, Kentucky, which was substantially completed during 1997, has provided benefits of consolidation and supplemented the effective delivery of service.

     IMPLEMENTING AN ADVANCED AND INTEGRATED RISK MANAGEMENT PROCESS. Using its experience in offering investment guarantees in the insurance market sector, the Company employs a highly analytical and disciplined asset/liability risk management approach to develop new products and monitor investment portfolios and liabilities. The Company does not view asset/liability management as a discrete function to be performed by a separate committee. Instead, asset/liability management permeates every aspect of the Company's operations. Beginning with product design and continuing through the product sale and eventual payout, professionals in each functional area (such as marketing, actuarial, investments, legal, finance, and administration) work jointly with a common set of risk/return characteristics to achieve the Company's overall liquidity and profit objectives (rather than the specific objectives of any particular functional area). The Company implements this process with the analytical risk and capital management skills and the experience of its management team. This foundation is supported with sophisticated computer software and an emphasis on securities whose cash flows can be modeled extensively against liability cash flows under different interest rate scenarios. Risk components that cannot be appropriately modeled are typically hedged or reinsured.

     MAINTAINING FOCUS ON COMPANY PROFITABILITY. The Company designs products and manages capital with a goal of achieving a superior return on common equity. The Company's return on average common equity (based on operating earnings and equity before unrealized gains and losses and giving pro forma effect to the Company's initial public offering of common stock) was 16.4% in 1997 and 13.5% in 1996. The Company's focus on profitability is supported by an integrated team approach to developing products and operating the Company's business. The Company's compensation system further reinforces the Company's focus on the objective of profitability. Employees at all levels of the Company are eligible to receive bonuses based on profitability. As of February 20, 1998, executive officers held shares and options to purchase shares representing 7% of the Company's outstanding common stock and options.

     The Company, a Delaware Corporation, conducts its different businesses through the following subsidiaries:

     - INTEGRITY LIFE INSURANCE COMPANY ("INTEGRITY") -- provides individual fixed, indexed and variable annuities to retail customers and funding agreements and GICs to institutional customers;

     - NATIONAL INTEGRITY LIFE INSURANCE COMPANY ("NATIONAL INTEGRITY") -- provides individual fixed and variable annuities to retail customers and funding agreements and GICs to institutional customers, primarily in New York (wholly owned subsidiary of Integrity, and collectively, the "Integrity Companies");

     - SBM CERTIFICATE COMPANY -- offers retail face-amount certificates which guarantee a fixed rate of return to investors at a future date. Face-amount certificates are similar to bank-issued certificates of deposit but are regulated by the Investment Company Act of 1940, as amended (the "Investment Company Act") and are not subject to Federal Deposit Insurance Corporation ("FDIC") protection; and

     - ARM SECURITIES CORPORATION ("ARM SECURITIES") (FORMERLY KNOWN AS SBM FINANCIAL SERVICES, INC.) -- this broker-dealer supports the Company's retail annuity operations and the Company's sales of independent third-party mutual funds.

     In addition, ARM Capital Advisors, LLC ("New ARMCA"), which remains a 20% owned affiliate, offers fixed income asset management to third-party institutional clients (currently consisting primarily of defined benefit pension plans) and to the Company.

HISTORY

INTEGRITY COMPANIES
     The Company was established in July 1993 by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an investment fund sponsored by Morgan Stanley Group Inc. (now known as Morgan Stanley Dean Witter & Co.), and Analytical Risk Management, Ltd. to acquire Integrity Holdings, Inc. (formerly N.M. U.S. Limited) from The National Mutual Life Association of Australasia Limited ("National Mutual"). In connection with the acquisition, which occurred on November 26, 1993, National Mutual provided the Integrity Companies with indemnification as to future claims for taxes, assessments from guaranty funds, and claims from litigation, which arise from preclosing events.

ARM CAPITAL ADVISORS
     Through its acquisition of the U.S. fixed income unit of Kleinwort Benson Investment Management Americas Inc. ("KBIMA") in January 1995, the Company obtained a recognized fixed income management business, which became part of the then newly-formed ARM Capital Advisors, Inc. ("ARM Capital Advisors"), to manage the investment portfolios of the Company's subsidiaries. In addition, the acquisition enabled the Company to provide asset management services to institutional clients. Although third-party assets managed by ARM Capital Advisors grew since the acquisition, the Company believes that market attitudes towards developing an asset management business for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. Accordingly, on November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors to a newly formed subsidiary, New ARMCA, and sold an 80% interest therein to ARM Capital Advisors Holdings, LLC, an entity controlled by Emad A. Zikry, the President of ARM Capital Advisors prior to the sale. The Company has continued to engage New ARMCA as its investment adviser but will consider retaining other investment management firms as it deems appropriate. Importantly, the Company has and will continue to monitor the investment practices of New ARMCA and any other firm it uses to ensure that the Company's prescribed guidelines are followed. After the sale, ARM Capital Advisors was renamed Integrity Capital Advisors, Inc.

     In connection with the consummation of the sale, the Company and Mr. Zikry mutually agreed to terminate his employment with the Company and he resigned as an officer of the Company and as an officer and director of ARM Capital Advisors.

SBM COMPANY
     In June 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM Company ("SBM"), including all of the issued and outstanding capital stock of SBM's subsidiaries, SBM Life (which was subsequently merged with and into Integrity to create certain operating efficiencies), SBM Financial Services, Inc. (which subsequently changed its name to ARM Securities Corporation), SBM Certificate Company, and SBM's management contracts with six mutual funds (the "State Bond Mutual Funds"). The aggregate purchase price for the SBM acquisition was $38.8 million. The Company issued approximately 6.9 million shares of common stock (adjusted for the 706-for-1 stock split of June 1997) primarily to Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (together with MSLEF II, the "Morgan Stanley Stockholders"), for an aggregate sale price of $63.5 million. The Company used the proceeds from the issuance of new common equity to acquire the assets and business operations of SBM and to make a $19.9 million capital contribution to SBM Life. The Company subsequently determined that the State Bond Mutual Funds were not a strategic line of business for the Company and on December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996.

INITIAL PUBLIC OFFERING OF COMMON STOCK
     In June 1997, the Company completed an initial public offering of 9.2 million shares of its Class A common stock, par value $.01 per share (the "Class A Common Stock"), of which 5.75 million shares were sold by the Company and 3.45 million shares were sold by the Morgan Stanley Stockholders. The net proceeds of the offering to the Company were $78.8 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. On June 30, 1997, the Company used $40 million of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company plans to use the remaining proceeds from the offering to enhance the Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

     Concurrent with its initial public offering, the Company amended and restated its Certificate of Incorporation to effectuate a recapitalization such that (i) the common equity of the Company consists of Class A Common Stock and Class B Non-Voting Common Stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), (ii) authorized shares of the Class A Common Stock and Class B Common Stock were increased to 150 million shares and 50 million shares, respectively, (iii) each outstanding share of common stock of the Company was converted into one share of Class A Common Stock, (iv) certain shares of the Class A Common Stock owned by the Morgan Stanley Stockholders were converted into Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the offering, the Morgan Stanley Stockholders owned, in the aggregate, 49% of the outstanding Class A Common Stock, and (v) each share of Common Stock was split into 706 shares of Common Stock. Holders of Class B Common Stock have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the Class B Common Stock have no preemptive or other subscription rights and are convertible into an equal number of shares of Class

A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder. The Morgan Stanley Stockholders owned approximately 91% of the outstanding shares of the Company's common stock prior to the offering and approximately 53% following the offering.

PRODUCTS AND SERVICES

     The Company offers a diversified array of products and services to meet the needs of a variety of customers. The Company endeavors to adapt its products to respond to changes in the retail and institutional marketplace and generally seeks to have "a product for every market environment." The Company's retail products include a variety of variable, indexed and fixed annuities and face-amount certificates. The Company's retail variable annuity products offer customers participation in various investment portfolios, some of which are offered exclusively by the Company's insurance subsidiaries. The Company also offers funding agreements and GICs to its institutional clients and is currently developing a synthetic GIC product for its institutional clients.

     The Company derives its earnings from the net investment spread and fee income generated by the assets it manages. With retail and institutional spread products, the Company's insurance and face-amount certificate subsidiaries agree to return customer deposits with interest at a specified rate or based on a specified index (e.g., LIBOR, S&P 500--both defined below). As a result, the Company's insurance and face-amount certificate subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With retail variable products, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts investment risk associated with their chosen mutual fund option. Because the investment risk is borne by the customer, this business requires significantly less capital support than spread-based business.

RETAIL AND INSTITUTIONAL SPREAD PRODUCTS
     The Company seeks to limit the volatility of investment spreads in a variety of interest rate environments. To this end, management (i) structures investment asset durations, convexity and liquidity characteristics to match with customer deposit characteristics, (ii) regularly trades investment assets to improve yield while maintaining other portfolio characteristics, (iii) offers an array of products whose credited rates are based on differing points on the yield curve, and (iv) actively manages the trade-off between credited rates and persistency.

     The Company's retail and institutional spread products include retail guaranteed rate options ("GROs") sold as a stand-alone product or as an investment option within variable annuity contracts, flexible premium deferred annuity ("FPDA") contracts, single premium deferred annuity ("SPDA") contracts, face-amount certificates, and institutional funding agreements and GICs as described below. Sales of such products include premiums and deposits received. Sales of such retail and institutional spread products for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                     Year Ended December 31,
(IN MILLIONS)                                      1997      1996       1995
--------------------------------------------------------------------------------
Retail spread product sales:
     GRO                                        $  320.3   $   83.6   $   47.1

     FPDA                                           31.1       29.9       12.5

     SPDA                                            0.8        8.6       44.3

     Face-amount certificates                        9.8        8.0       10.7

     Other                                          20.5(1)     0.5        0.8
                                                ------------------------------
          Total retail spread products             382.5      130.6      115.4

Institutional spread product sales:

     Funding agreements and GICs(2)              1,708.7      747.5      142.2
                                                ------------------------------
Total sales of spread products                  $2,091.2   $  878.1   $  257.6
                                                ------------------------------
                                                ------------------------------

(1) Includes $19.8 million of systematic transfer option sales which are systematically transferred into other products within one year.

(2) The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement in late 1995 through a reinsurance agreement with General American. General American cedes 50% of new funding agreement and GIC deposits to Integrity under the reinsurance agreement which the Company records on its balance sheet. The Company receives nominal fee income for the 50% portion retained by General American (which the Company recognizes as "other fee income"); accordingly, such deposits are not included in sales.

     Assets under management for retail and institutional spread products at December 31, 1997, 1996 and 1995 were as follows:

                                                                                   December 31,
                                                  -------------------------------------------------------------------------------
                                                            1997                       1996                        1995
                                                  -------------------------------------------------------------------------------
                                                                  Percent                    Percent                      Percent
(DOLLARS IN MILLIONS)                                Amount      of Total        Amount     of Total        Amount       of Total
---------------------------------------------------------------------------------------------------------------------------------
Retail spread products:
     GRO                                          $   558.2          10.4%   $    223.1          6.3%    $   164.5            5.8%
     FPDA                                             403.2           7.5         428.1         12.1         436.2(1)        15.2
     SPDA                                             698.9          13.0         838.2         23.7         969.8(1)        33.9
     SPIA                                             654.4          12.2         650.1         18.4         644.8           22.6
     SPE                                              383.3           7.2         396.7         11.2         403.3           14.1
     Face-amount certificates                          45.1           0.8          50.2          1.4          52.5(1)         1.8
     Other                                             77.5           1.5          59.8          1.7          45.1            1.6
                                                  -------------------------------------------------------------------------------
          Total retail spread products              2,820.6          52.6       2,646.2         74.8       2,716.2           95.0

Institutional spread products:
     Funding agreements and GICs(2)                 2,542.3          47.4         891.9         25.2         143.2            5.0
                                                  -------------------------------------------------------------------------------
Total assets under management for spread products $ 5,362.9         100.0%    $ 3,538.1        100.0%    $ 2,859.4          100.0%
                                                  -------------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------------

(1) Includes amounts acquired in 1995 in connection with the SBM acquisition of $297.7 million (SPDA), $436.2 million (FPDA) and $52.5 million (face-amount certificates).

(2) The marketing partnership arrangement with General American was converted from a fee-based to primarily a spread-based arrangement late in 1995 through a reinsurance agreement with General American. See "--Funding Agreements and Guaranteed Investment Contracts."


     GUARANTEED RATE OPTIONS. Guaranteed rate options provide a fixed-rate investment alternative for holders of the Company's variable annuity contracts and are also issued as a separate product by the Company's insurance subsidiaries. GROs, which were first introduced by the Company's insurance subsidiaries in 1994, allow customers to lock in a fixed return for three, five, seven, or ten years. There are no up-front or annual fees attached to these options, but surrender charges apply to withdrawals in excess of a stated maximum. Funds may be transferred to or from any of the guaranteed interest rate periods (or other investment options within the variable annuity contract) subject to a market value adjustment ("MVA"). The MVA can be either positive or negative, but the customer is guaranteed principal by the issuing insurance company plus a return of 3%, before surrender charges. Transfers at the end of a guarantee period are not subject to the MVA provision. The MVA provision is intended to offset the gain or loss attributable to the impact of changes in interest rates on the market value of assets that would be sold to fund surrenders occurring prior to the end of the guarantee period. The Company currently uses an immunized investment strategy designed to achieve a target dollar amount over the selected time horizon despite interest rate volatility, while maintaining a tight duration match between the assets in the portfolio and the customer deposits they support. Deposits into GROs are held in a guaranteed separate account established by the insurance company.

     FLEXIBLE PREMIUM DEFERRED ANNUITY CONTRACTS. Flexible premium deferred annuity contracts are marketed primarily through independent agents. Under these contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually or semi-annually thereafter. FPDA contract holders can make additional contributions, subject to minimums, after the contract is issued. The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. Certain FPDA contracts, which were acquired as a result of the SBM acquisition and which are not currently marketed by the Company, are qualified under section 403(b) of the Internal Revenue Code of 1986, as amended, and were sold to qualified employers such as public school districts and churches. The Company developed a new FPDA product, OMNI, in 1995, with sales commencing in February of 1996 and developed a second generation of equity-indexed product, OMNISELECT, in 1997. The OMNI and OMNISELECT products furnish customers with the ability to allocate assets among equity index-based returns and guaranteed rates of return. The index-based options offer upside potential tied to a percentage of the appreciation in the S&P 500 Composite Stock Price Index ("S&P 500"), but protect the customer against the related downside risk through a guarantee of principal by the issuing insurance company. By hedging the equity-based risk component of the product through the purchase of call options or other investment strategies, the Company focuses on managing the interest rate spread component.

     SINGLE PREMIUM DEFERRED ANNUITY CONTRACTS. Single premium deferred annuity contracts have in the past been sold through independent broker-dealers, independent agents, stockbrokers, and financial institutions. Under these contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually or semi-annually thereafter, subject to guaranteed minimum crediting rates set forth in the contracts (currently 3% or 4%). The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. No front-end sales charges are imposed for purchases of such contracts, but all contain surrender charges for withdrawals in excess of a specified amount during the surrender charge period. These surrender charges vary depending upon the guarantee periods in the contracts. As a result of changes in the marketing environment for this product and the increased competition in pricing, the Company is not actively marketing this product.

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

     SINGLE PREMIUM ENDOWMENT CONTRACTS. While single premium endowment contracts continue to represent a portion of the Company's insurance subsidiaries' business in force, as a result of changes in applicable tax laws, the Company is no longer selling this product. Under these contracts, principal is guaranteed, and the face amount of the policy is paid upon the death of the insured. The contracts are credited with a specified rate of interest that is guaranteed for a period of time and then reset annually thereafter, subject to guaranteed minimums and certain other restrictions. The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. Due to changes in applicable tax laws, and the consequential loss of tax benefits associated with SPEs in the event of a withdrawal, the Company believes that the level of surrenders of SPEs associated with increases in interest rates will be lower than would otherwise be the case.

     FACE-AMOUNT CERTIFICATES. Face-amount certificates are obligations of SBM Certificate Company which require it to pay holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. Holders are required to accept a reduced rate of interest it they withdraw their investment prior to the maturity date. The Company determines the interest rate offered on face-amount certificates based on the short to intermediate term sections of the yield curve. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money. Face-amount certificates are regulated under the Investment Company Act and, unlike bank certificates of deposit of less than $100,000, are not guaranteed by the FDIC. The Company continues to investigate opportunities to expand upon its face-amount certificate retail distribution channels.

     FUNDING AGREEMENTS AND GUARANTEED INVESTMENT CONTRACTS. Funding agreements and guaranteed investment contracts are issued by the Company to institutional customers primarily through a marketing partnership with General American, which began as a fee-based arrangement in March 1993. Funding agreements are investment contracts issued by the Company's insurance subsidiaries to the nonqualified (i.e., non retirement plans) market, and GICs are issued by the Company's insurance subsidiaries to qualified pension plans. The marketing partnership with General American permits the Company to use its established distribution channel contacts to market funding agreements and GICs that are backed by the financial strength of General American's higher claims-paying ability ratings. The Company markets General American contracts which have been designed by the Company to meet customer needs. Since September 1995, General American has ceded 50% of new deposits to Integrity under a coinsurance agreement. Sales of funding agreements and GICs made through General American accounted for 48% and 69% of total retail and institutional sales for the years ended December 31, 1997 and 1996, respectively. The interest rate on funding agreements and GICs is typically based upon a short-term floating rate, such as the London
Interbank Offered Rate ("LIBOR"), which periodically resets to provide current yields. Funding agreement and GIC products offered by the Company are designed and have historically been held by customers as long-term core cash investments, even though under most contracts customers have the option to liquidate their holdings with written notice of thirty days or less. The
Company has experienced withdrawals (excluding scheduled interest payments) by funding agreement and GIC customers of approximately 4.5% and 0.0% of average funding agreement and GIC customer deposits for the years ended
December 31, 1997 and 1996, respectively. The Company also broadened its institutional product lines and distribution channels by launching a new funding agreement product. In November 1997, the Company received a deposit of $500 million for the new product, which was sold in partnership with BLB and initially matures in five years and is renewable annually thereafter.

RETAIL VARIABLE PRODUCTS
     The Company's retail variable products business is less capital intensive than spread business and generally provides the Company with a diversified source of income, due to the relative insensitivity of fee-based income to changes in interest rates. However, significant decreases in price levels in the securities market could adversely affect sales and the level of fee income earned by the Company from variable annuities and, thereby, the Company's results of operations.

     The Company's retail variable products are the investment portfolio options of variable annuity contracts. Sales of such products represent premiums and deposits received. Sales of retail variable products for years ended
December 31, 1997, 1996 and 1995 were as follows:

                                                                   Year Ended December 31,
                                                               --------------------------------
(IN MILLIONS)                                                    1997        1996        1995
-----------------------------------------------------------------------------------------------
Retail variable product sales:
     Investment portfolio options of variable annuities        $  206.3    $  200.1    $  177.7
                                                               --------------------------------
                                                               --------------------------------

     Assets under management for retail variable products at December 31, 1997, 1996 and 1995 were as follows:

                                                                            December 31,
                                                               -----------------------------------
(IN MILLIONS)                                                    1997           1996        1995
--------------------------------------------------------------------------------------------------
Retail variable product assets under management:
     Investment portfolio options of variable annuities        $  1,129.1     $  844.3    $  617.3
                                                               -----------------------------------
                                                               -----------------------------------


     VARIABLE ANNUITY CONTRACTS. Variable annuity contracts issued by the Company's insurance subsidiaries are distributed through independent broker-dealers, stockbrokers and financial institutions. Under variable annuity contracts, customers may allocate all or a portion of their account values to a nonguaranteed separate account that invests in shares of one or more investment portfolios (registered investment companies). Values in the separate account will vary with the investment performance of the underlying investment portfolio. The Integrity Companies receive income in the form of mortality and expense fees based primarily on the market value of the invested deposits and from administrative expense charges in connection with variable annuity contract deposits. The Company reinsures most of the mortality risk associated with its variable annuity contracts. The Integrity Companies also receive spread income from deposits allocated to the Company's GRO products. Because the investment risk under the investment portfolio options of variable annuity products is borne by the customer, these products are treated as securities under federal securities laws and, therefore, the salespeople are both appointed as insurance agents for the Company's insurance subsidiaries and registered as securities representatives. In addition, Integrity Capital Advisors, Inc. earns fee income by serving as an advisory manager and by providing supervisory and administrative services to the portfolios of the Legends Fund, Inc. ("Legends Fund"), a registered investment company. Shares of the Legends Fund are offered only to nonguaranteed separate accounts of Integrity and National Integrity.

DISTRIBUTION

RETAIL DISTRIBUTION
     The Company's retail distribution strategy is focused on diversifying sales of its products across various distribution channels, reducing its reliance on any one third-party marketing organization and providing superior services to its producers and customers. Currently, the Company's fixed, variable and equity-indexed annuities are sold through the independent broker-dealer, independent agent, stockbroker, and financial institution channels. In addition, registered representatives affiliated with ARM Securities sell the Company's annuities and face-amount certificates and independent third-party mutual funds.

     During 1996, the Company began the process of working with its producers to enhance its existing products and develop new products that are customized to meet the needs of customers in each channel. The Company has initiated a streamlined product development process designed to enable the Company to respond quickly to changes in the marketplace and reduce the time required to introduce new or enhanced products. By working with producers in this manner, the Company was one of the first to recognize the market opportunity for equity-indexed annuities and introduced OMNI in 1996, the Company's equity-indexed annuity product. Based on these initial marketing efforts, the Company developed OMNISELECT, a second generation of equity-indexed product that provides enhanced benefits to customers in the independent agent channel and is more appealing to other distribution channels. The Company's 1997 product development efforts included the addition of new investment options to GRANDMASTER and PINNACLE, the Company's variable annuity products, and the introduction of a new variable annuity product customized for the financial institution channel.

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

     The Company uses third-party marketing organizations with sales networks to distribute certain of its retail annuity products. One such organization, Financial Marketing Group, Inc. ("FMG"), supplements the Company's in-house wholesaling unit by performing this function for certain independent broker-dealers. Broker-dealers affiliated with FMG accounted for 45% and 61% of total retail sales, and 11% and 19% of total retail and institutional sales, for the years ended December 31, 1997 and 1996, respectively. No individual broker-dealer affiliated with FMG accounted for more than 9% and 13% of total retail sales for the years ended December 31, 1997 and 1996, respectively. In addition to FMG, the Company utilizes PaineWebber Incorporated ("PaineWebber") in the stockbroker channel for the distribution of certain products. For the years ended December 31, 1997 and 1996, approximately 13% and 19% of the Company's total retail sales, respectively, and approximately 3% and 6% of total retail and institutional sales, respectively, were made through PaineWebber.

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

     Retail sales by distribution channel for the years ended December 31, 1997 and 1996 were as follows:

                                            Year Ended December 31,
                                 ---------------------------------------------
                                         1997                     1996
                                 ---------------------------------------------
                                                                       Percent
                                               Percent                   of
(DOLLARS IN MILLIONS)             Amount      of Total      Amount      Total
------------------------------------------------------------------------------
Distribution channel:
     Independent broker-
     dealers                     $264.5         44.9%      $199.0        60.2%
     Independent agents           218.2         37.1         60.6        18.3
     Stockbrokers                  96.7         16.4         70.2        21.2
     Financial institutions         9.4          1.6          0.9         0.3
                                 ---------------------------------------------
Total retail sales               $588.8        100.0%      $330.7       100.0%
                                 ---------------------------------------------
                                 ---------------------------------------------

INSTITUTIONAL DISTRIBUTION
     In the institutional market, the Company has been able to generate a significant level of sales volume with relatively minimal overhead or marketing expenses. A small team of in-house marketing professionals markets and sells the Company's products which are distributed directly to defined contribution plans, bank trust departments, investment managers, consultants, corporate treasurers, cash management funds, endowments and foundations, and other insurance companies. Where the Company's financial strength ratings constrain in its ability to underwrite products directly, the Company structures arrangements with highly-rated and respected partners, in essence, to credit enhance the performance guarantees.

ASSET/LIABILITY SPREAD MANAGEMENT

     The Company views asset/liability spread management as an integrated process, rather than as a series of segregated functions, and incorporates this process into each aspect of its operations. The Company's overall goal is to ensure that invested asset cash flows will be sufficient to meet customer obligations and to maximize investment spreads on a consistent basis. Beginning with product design and continuing through the product sale and contract maturity, professionals in each functional area (such as marketing, actuarial, investments, legal, finance and administration) work jointly with a common set of risk/return characteristics toward the goal of achieving the Company's liquidity and profit objectives (rather than the specific objectives of any particular functional area). The Company also conducts a thorough periodic analysis of its assets and liabilities using sophisticated software to model the effect of changes in economic conditions on both its assets and liabilities.

     During product development, the Company sets product features and rate crediting strategies only after it has devised an appropriate investment strategy. The Company employs an extensive, iterative modeling process to test various asset combinations against proposed product features over sets of randomly generated interest rate scenarios. The modeling evaluates whether a particular investment strategy backing the product features under consideration, will provide adequate cash flow and generate yields that achieve specified minimum targets consistently over a reasonable range of interest rate environments. If necessary, the Company redesigns investment strategies or product features until these objectives are met.

     The Company utilizes several key strategies in managing its spread-based products. This approach allows the Company to leverage its resources and expertise. One example is an immunization strategy currently used for the Company's GRO products, in which a portfolio of assets is constructed and managed to provide a target dollar amount over a pre-established time horizon. The Company engineers and packages its spread products to deliver products to suit the needs of different types of customers in both the retail and institutional marketplaces.

     Once the Company has constructed an asset portfolio having the desired performance characteristics, the Company's investment managers have the flexibility to trade the portfolio in order to increase yields while remaining within well-defined risk parameters (such as duration, convexity, credit quality, and liquidity). In so doing, these professionals follow prescribed measures designed to (i) limit exposure to credit risks, (ii) manage call, prepayment or extension losses and

(iii) enhance yield through sector rotation and security selection. In addition, the Company aims to generate and maintain liquidity from scheduled interest and principal payments, projected prepayments and early calls, cash on hand, floating rate securities and lines of credit (but not from new product sales), sufficient to presently cover approximately two times expected cash needs (for benefits and withdrawals for general account retail spread products, expenses and dividends) without having to sell any investments at a material loss.

     Internal control measures are in place throughout the process to help identify any necessary adjustments in the investment portfolio as promptly as possible. For example, Company personnel assess, independently of portfolio managers, whether trades would alter portfolio characteristics and how investment yields or realized gains or losses would be accounted for under statutory accounting practices and generally accepted accounting principles ("GAAP"). The Company also remodels its assets and liabilities periodically to determine whether any significant changes in assumptions or interest rates have changed the overall risk profile.

     In pursuing its investment spread objectives, the Company focuses primarily on cash flow risks that are quantifiable and measurable. This approach permits the Company to measure specifically the changes in yield and cash flow on its investments at any given time. This approach emphasizes securities which are liquid and easily tradeable and more easily modeled and hedged, if appropriate.

     The Company's array of retail and institutional spread deposits, with crediting rates pegged to various points on the interest rate yield curve, also supports the Company's approach to asset/liability management. The liability structures, in combination with asset structures, generally are aimed at providing balance in the portfolio as interest rates fluctuate. As a result, the Company believes it is better positioned to achieve stable margins. In addition, the Company believes that this diversity gives it flexibility to respond to changing market conditions and to take advantage of investment opportunities.

SURRENDERS

     To encourage persistency and discourage withdrawals, the Company's insurance products generally incorporate surrender charges, market value adjustments and/or other features which may discourage or prevent such surrenders or withdrawals for a specified number of years. As of December 31, 1997, the Company had approximately $2.8 billion of customer deposits (43% of total customer deposits), including $2.0 billion of institutional spread product deposits, which were not subject to surrender charges or other restrictions on withdrawal. During 1998, surrender charges will no longer apply to an additional $206.3 million of customer deposits which were in force as of December 31, 1997. During 1994 and continuing to date, the Company has implemented programs designed to improve persistency. Such programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other product offerings available.

REINSURANCE CEDED

     The Company's insurance subsidiaries reinsure risks under certain of their products with other insurance companies through reinsurance agreements. Through these reinsurance agreements, substantially all mortality risks associated with SPE and most variable annuity deposits and substantially all risks associated with the variable life business have been reinsured. The Company's primary reinsurers in respect of mortality risks associated with SPE deposits are Swiss Reinsurance Company, RGA Reinsurance Company and The Equitable Life Assurance Society, which are respectively rated A+, A+ and A by A.M. Best. Connecticut General Life Insurance Company is the Company's principal reinsurer of the mortality risks associated with variable annuity deposits and is rated A+ by A.M. Best. Phoenix Home Life Mutual and American Franklin Life are the Company's principal reinsurers in respect of risks associated with the variable life business and are respectively rated A and A++ by A.M. Best. In addition, Integrity cedes a block of SPDAs on a coinsurance basis to Harbourton Reassurance, Inc., and in accordance with the treaty all assets supporting the liabilities are held in trust. Reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business; the ceding reinsurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

RATINGS AND RATING AGENCIES

     Insurance companies are rated by independent rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate a higher relative level of financial stability and a stronger ability to pay claims. In general, the rating agencies issue opinions on the insurance companies' abilities to meet policyholder claims and obligations on a timely basis. The basis for an opinion on a particular rating includes such factors as capital resources, financial strength, demonstrated management expertise and stability of cash flow as well as the quality of investment operations, administration and marketing. These particular types of ratings are based upon factors relevant to policyholders and are not directed toward protection of stockholders. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security. The Company's insurance subsidiaries currently hold ratings from four such rating agencies: A.M. Best, Standard & Poor's Corporation ("S&P"), Duff & Phelps, and Moody's Investors Service ("Moody's").

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

     The Company's insurance subsidiaries currently have a claims-paying ability rating from Duff & Phelps of "A+ (High)" and a short-term claims paying ability of "D-1." Duff & Phelps' claims-paying ability ratings range from "AAA" to "DD" and short-term claims paying ability ratings range from "D-1+" to "D-5".

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

PRODUCER AND CUSTOMER SERVICE, TECHNOLOGY AND ADMINISTRATION

     The Company believes that it can strategically employ technology to strengthen individual distributor and customer relationships by providing superior service, reducing operating costs, improving work flow efficiency, and reducing product development time.

     The Company's integrated approach to business requires that information be shared within and across functional groups. Management, therefore, believes that a PC-based client/server data processing platform provides users with direct access to information more efficiently than a mainframe system. To facilitate this process, the Company's principal locations in Kentucky, Ohio, New York and Minnesota use linked voice and data communications technologies over a wide-area network ("WAN"). With proper security clearance, employees can access data bases on file servers from any location. Some of these file servers are owned and operated by the Company, while others and some main frame systems are owned and operated by external entities. Using an automated interface system to access these data bases, the Company achieves reduced costs, strengthened internal control, and decreased possibility for error from manual intervention. The Company has and will continue to outsource systems or administrative functions in which the Company does not possess critical mass. The Company improved the productivity and effectiveness of its processing operations by relocating and consolidating its Columbus, Ohio office to the corporate headquarters in Louisville, Kentucky. Final consolidation of non-critical operating functions in the Ohio office is anticipated to be completed by the end of the second quarter of 1998.

     The Company maintains a plan to recover its systems and operations promptly in the event of a disaster. For critical WAN applications, redundant servers with backed-up data are in place. Key functions are intended to be available within a matter of a few hours. For recovery of computer systems accessed through external parties, these vendors provide their own disaster recovery plans. Off-site storage of magnetic media is intended to ensure that data processing systems and the imaging system can also be restored in the event of a disaster.

     Additionally, in 1996, the Company expanded and improved the efficiency of its work flow processing and management reporting systems by employing an image based work flow system to route packets of information within and across functional groups. Not only does this system reduce the amount of paper generated in the back office, but it also reduces the manual work required to process transactions and allows the Company to track transactions and measure the performance of its personnel in order to improve operations and deliver more effective results to customers. Continued software development and systems migration projects will help eliminate computer redundancies in certain lines of business and improve the Company's ability to quickly bring increasingly complex and competitive products to market.

     The Company believes that the World Wide Web will become an important vehicle for conducting business in the financial services industry. In 1997, the Company introduced its Internet based producer service program called AnnuiTRAC. The Company further believes that the convenience and ease of using this system will help attract and retain producers. AnnuiTRAC uses Web-based technology to provide producers with on-line access to policy and product information, 24 hours a day, seven days a week. Not only does this system automate account processing, but it also helps the Company meet the demands of a growing sales force without significantly increasing operating costs. Using this technology, producers can devote more time to selling new business and the Company spends less time processing the paperwork. Previously, when producers needed the status on pending accounts, historical transaction data, or product summaries, they requested the information from the Company's producer services unit and received it via facsimile or mail. With AnnuiTRAC, this process is simplified with an interactive software system. Producers can now find valuable account information immediately and directly by accessing AnnuiTRAC through the Internet.

     The Company also uses technology to decrease the amount of time it takes to develop new products. Additionally, in 1997, the Company developed an improved policy administration system that allows it to quickly respond to changing customer needs and reduces the amount of time required to modify software necessary to implement new product features. The Company envisions using this system to support various aspects of its business in the future.

COMPETITION

     The financial services industry is highly competitive, and each of the Company's subsidiaries competes with companies that are significantly larger and have greater access to financial and other resources.

     The life insurance industry comprises approximately 1,800 companies in the United States and is highly competitive, with no one company dominating any of the principal markets in which the Company's insurance subsidiaries operate. Many insurance companies and insurance holding companies have substantially greater capital and surplus, larger and more diversified portfolios of life insurance policies and annuities, higher ratings and greater access to distribution channels than the Company's insurance subsidiaries. Competition is based upon many factors, such as the form and content of annuity policies, premiums charged, investment return, customer and producer service, access to distribution channels, financial strength and ratings of the company, experience, and reputation. The Company's insurance subsidiaries also encounter increasing competition from banks, securities brokerage firms, mutual funds, and other financial intermediaries marketing insurance products, annuities and other forms of savings and pension products.

     On January 18, 1995, the United States Supreme Court held in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court held on March 26, 1996 in BARNETT BANK OF MARION COUNTY V. NELSON that state laws prohibiting national banks from selling insurance in small town locations are pre-empted by federal law. The Office of the Comptroller of the Currency also adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing potential competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, the Company may encounter increased competition from banks in the future. The Company believes that the fact that it is not hampered with a large captive sales force like many insurance companies is an advantage in creating strategic alliances with banks and other financial institutions.

     The principal competitive factors in the sale of annuity products are product features, perceived stability of the insurer, customer and producer service, name recognition, crediting rates, and commissions. The Company's insurance subsidiaries compete in their markets with numerous major national life insurance companies. Management believes that its ability to build market share and compete with other insurance companies is dependent upon its ability to expand and diversify its distribution channels and develop competitive products with unique features and services that focus on the needs of targeted market segments.

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

     In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Over the past few years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. Specifically, the NAIC "Codification of Statutory Accounting Principles" project may revamp the current statutory accounting practices for the Company's insurance subsidiaries. Certain proposals under consideration may have a negative impact on the statutory surplus of the Company's insurance subsidiaries and thus their ability to pay dividends to the Company. Issue papers were released for industry review and Statements of Statutory Accounting Principles were issued by the NAIC in 1997, subject to final approval. In certain states, this project will not undermine the states' authority to make a final determination on acceptable and appropriate accounting practices as the NAIC proposals may be subject to implementation only upon legislative enactment by the applicable state legislature. The Company is monitoring developments in the regulatory area and assessing the potential effects any changes would have on the Company.

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

     INSURANCE HOLDING COMPANY REGULATION. The Company and its affiliates are subject to regulation under the insurance holding company statutes of Ohio, the domiciliary state of Integrity, and of New York, the domiciliary state of National Integrity, and under the insurance statutes of other states in which the Integrity Companies are licensed to transact the business of insurance. Most states have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of transactions between affiliates including insurance companies and other related matters. The Integrity Companies are required to file certain reports in Ohio, New York and certain other states, including information concerning their capital structure, ownership, financial condition, and general business operations. The Ohio and New York insurance laws also require prior notice or approval of changes in control of an insurer or its holding companies and of material intercorporate transfers of assets and material agreements between an insurer and affiliates within the holding company structure. Under the Ohio and New York insurance laws, any person, corporation or other entity which seeks to acquire, directly or indirectly, 10% or more of the voting securities of an Ohio or New York insurance company or any of its parent companies is presumed to acquire "control" of such insurance company and must obtain the prior approval of both the Ohio Insurance Director and New York Insurance Superintendent. Prior to acquiring such control, the proposed acquirer must either file an application containing certain information including, but not limited to, the identity and background of the acquirer and its affiliates and the source and amount of funds to be used to effect the acquisition, or obtain an exemption from the approval requirement.

     In the event of a default on the Company's debt or the insolvency, liquidation or other reorganization of the Company, the creditors and stockholders of the Company will have no right to proceed against the assets of Integrity or National Integrity or to cause their liquidation under federal or state bankruptcy laws. Insurance companies are not subject to such bankruptcy laws but are instead governed by state insurance laws relating to liquidation or rehabilitation due to insolvency or impaired financial condition. Therefore, if Integrity or National Integrity were to be liquidated or be the subject of rehabilitation proceedings, such liquidation or rehabilitation proceedings would be conducted by the Ohio Insurance Director and the New York Insurance Superintendent, respectively, as the receiver with respect to all of Integrity's or National Integrity's assets and business. Under the Ohio and New York insurance laws, all creditors of Integrity or National Integrity, including policyholders, would be entitled to payment in full from such assets before the Company or Integrity Holdings, Inc., as indirect or direct stockholders, would be entitled to receive any distribution therefrom.

     DIVIDEND RESTRICTIONS. The Company's ability to declare and pay dividends are affected by Ohio and New York laws regulating the ability of National Integrity to pay dividends to Integrity and the ability of Integrity to pay dividends to the Company.

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

     Integrity paid $26 million in dividends to the Company during 1997, the maximum amount that was payable. For 1998, the maximum dividend payments that may be paid by Integrity to the Company without prior regulatory approval are $38 million.

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

     The consolidated statutory capital and surplus of the Company's life insurance subsidiaries totaled $211.8 million and $163.8 million at December 31, 1997 and 1996, respectively, and were substantially in excess of the minimum level of RBC that would require regulatory action. In addition, the consolidated statutory AVRs of the Company's insurance subsidiaries totaled $24.9 million and $15.6 million at December 31, 1997 and 1996, respectively (excluding voluntary reserves of $5.3 million and $12.5 million at December 31, 1997 and 1996, respectively). AVRs are generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators, including RBC.

     GUARANTY FUND ASSESSMENTS. Under the insurance guaranty fund laws existing in each state, insurers licensed to do business in the state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In connection with the acquisition by the Company of the Integrity Companies from National Mutual, National Mutual agreed to indemnify the Company for guaranty fund assessments levied in respect of companies declared insolvent or subject to conservatorship prior to November 26, 1993. The amounts actually assessed to and paid by the Company's insurance subsidiaries for the years ended December 31, 1997, 1996 and 1995 were approximately $1.6 million, $1.5 million and $1.1 million, respectively. Of such amounts, approximately $0.5 million, $0.5 million and $0.4 million, respectively, were reimbursed by National Mutual under its indemnity obligation to the Company. Because such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. During 1996 and 1995, the Company recorded provisions for future state guaranty fund association assessments of $1.6 million and $0.3 million, respectively. No provision was recorded during 1997. At December 31, 1997, the Company's reserve for such assessments was $4.9 million. No assurance can be given that the Company's reserve for assessments or such indemnity will be adequate in the event of any loss suffered by the Company in respect of any assessment made under state insurance guaranty fund laws. The reserve does not include any provision for future assessments related to unknown failures or to known failures for which no estimate of the Company's exposure currently can be made. The Company estimates its reserve for assessments using information provided by the National Organization of Life and Health Guaranty Associations. The insolvency of large life insurance companies in future years could result in additional material assessments to the Company by state guaranty funds that could have a material adverse impact on the Company's future earnings and liquidity.

     TRIENNIAL EXAMINATIONS. The Ohio and New York insurance departments usually conduct an examination of Integrity and National Integrity, respectively, every three years, and may do so at such other times as are deemed advisable by the Ohio Insurance Director and New York Insurance Superintendent. The report with respect to the most recent triennial examination of Integrity issued in 1997 covered the periods 1993 through 1995 and contained no material adverse findings. The report with respect to the most recent triennial examination of National Integrity issued in 1997 covered the periods 1993 through 1995 and also contained no material adverse findings.

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

     In 1997, two IRIS ratios for Integrity and three IRIS ratios for National Integrity fell outside the usual range due to normal business operations which included the sale of a substantial volume of funding agreements and GICs ("institutional spread products"). For Integrity, the change in premium ratio was +197%, as compared to the usual range of between +50% and -10%. This ratio was above the usual range due to an increase in institutional spread product premiums from $507.9 million in 1996 to $1.7 billion in 1997 and an increase in guaranteed rate option annuity premiums from $51.6 million in 1996 to $210.4 million in 1997. Such increases were a result of increased marketing efforts. Integrity's change in reserving ratio was -99% as compared to the usual range of between +20% and -20%. This ratio measures the difference in reserves as a percentage of premiums from one year to the next for business classified as life insurance for statutory accounting and reporting purposes. This ratio is not meaningful as it applies to Integrity because Integrity primarily writes retail fixed, indexed and variable annuity products and institutional spread products rather than life insurance, and due to its mix of life insurance reserves and premiums. Over 85% of Integrity's life insurance reserves are a closed block of SPE contracts which have reserve changes from year to year, but generate no premiums. Integrity's life insurance premiums ($1.2 million in 1997) are primarily generated from variable life business which is reinsured through a modified coinsurance reinsurance treaty. This treaty generates premium flow but not reserve adjustments. Thus, for Integrity, the ratio, in essence, compares SPE reserve changes to variable life premiums.

     For National Integrity, the change in premium ratio was -38%, as compared to the usual range of between +50% and -10%. This ratio was below the usual range due to a decrease in institutional spread product premiums from $239.6 million in 1996 to zero in 1997, partially offset by an increase in guaranteed rate option annuity premiums from $31.9 million in 1996 to $125.3 million in 1997. National Integrity's change in product mix ratio was 9.9%, as compared to the usual range of 5% or less. This ratio was slightly above the usual range due to the decrease in sales of institutional spread products and the increase in sales of guaranteed rate option annuities during 1997. National Integrity's change in reserving ratio was -23% as compared to the usual range of between +20% and -20%. This ratio is not meaningful as it applies to National Integrity because National Integrity primarily writes fixed and variable annuity products rather than life insurance, and due to its mix of life insurance reserves and premiums.

OTHER REGULATION
     The Company's non-insurance activities are also subject to extensive regulation. Integrity Capital Advisors, Inc. is registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act") and is subject to regulation and examination under the Employee Retirement Income Security Act ("ERISA") by the U.S. Department of Labor and under the Advisers Act by the SEC. In addition, variable annuities and the related nonguaranteed separate accounts of the Company's insurance subsidiaries are subject to regulation by the SEC under the Securities Act of 1933, as amended, and the Investment Company Act.

     The Company's broker-dealer subsidiary, ARM Securities, is registered with the SEC under the Securities Exchange Act of 1934 and is subject to regulation by the SEC. ARM Securities is also subject to regulation, supervision and examination by the states in which it transacts business, as well as by the National Association of Securities Dealers, Inc. ("NASD"). The NASD has broad administrative and supervisory powers relative to all aspects of ARM Securities' business and may examine its business and accounts at any time.

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

     EXAMINATIONS. During 1997, the SEC conducted an examination of National Integrity's nonguaranteed separate account products, which are registered. No material control deficiencies were found during this examination. In addition, the SEC conducts routine examinations of the Company's registered investment adviser operations to ensure compliance with the requirements prescribed by the Advisers Act. Similarly, the NASD regulates the activities of the Company's broker-dealer operations and conducts routine examinations thereof.

FEDERAL INCOME TAX
     In recent years, several proposals have been made to change the federal income tax system. These proposals have included various flat tax rate and consumption taxes. Under a proposal currently included in The Administration's Fiscal Year 1999 Budget all exchanges involving a variable annuity contract and all reallocations within variable annuity contracts would be taxed. It is impossible to predict the effect on the Company's business of the adoption of any of these proposals. It is possible that the adoption of a tax proposal that reduces or eliminates the tax-deferred status of annuities could adversely affect the Company's business.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries had approximately 300 employees, none of whom was represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company leases approximately 62,000 square feet of office space in Louisville, Kentucky under a lease agreement (the "Lease") which expires on September 1, 2006, and which is subject to two five-year renewal options. This office space accommodates the executive, marketing, product development, actuarial, accounting, corporate finance, and legal functions of the Company. The Company has a standby letter of credit in the amount of approximately $1.7 million with one of its lending institutions to secure the Company's obligations under the Lease.

     In addition to its headquarters, the Company and its subsidiaries lease approximately 72,000 square feet of space in the Columbus, Ohio vicinity, 15,000 square feet of space on Chamberlain Lane in Louisville, Kentucky and subleases approximately 1,000 square feet of office space in New York City from New ARMCA. The operations of the Company's New York insurance subsidiary, National Integrity, are conducted from the New York facility. Additional office space owned in New Ulm, Minnesota supports the distribution operations of SBM Certificate Company. The Chamberlain Lane space in Louisville, Kentucky serves as the Company's primary distribution center for all of its operations. The Columbus office space was vacated upon the consolidation of the Company's Columbus operations with the corporate headquarters in Louisville and the Company intends to either sublease this space or buy out the remainder of the lease at a discount.

ITEM 3.   LEGAL PROCEEDINGS

     As a consequence of the acquisition of SBM Life and SBM Life's merger with and into Integrity, Integrity became a party to a marketing agreement with Multico Marketing Corporation ("Multico"). In reliance upon the marketing agreement, Integrity eliminated commissions to Multico on new product sales on a prospective basis effective July 1, 1995. Multico filed a lawsuit in the United States District Court for the Western District of Kentucky against Integrity on February 23, 1996, alleging breach of contract and breach of the covenant of good faith and fair dealing, and seeking a trial by jury and compensatory and punitive damages of approximately $61 million. Integrity filed a counterclaim against Multico seeking a declaration that Integrity's actions in revising commissions did not constitute a breach of contract, and the recovery of the commissions, fees, trailers, overwrites and bonuses paid to Multico in the amount of approximately $9.3 million. On May 23, 1996, Integrity filed a motion for summary judgement in the litigation; this motion was denied by the court on March 10, 1997. Discovery and settlement discussions are proceeding between the parties. Company management believes that the ultimate resolution of this litigation will not result in any material adverse impact to the financial position of the Company.

     Except as described above, the Company is currently involved in no material legal or administrative proceedings that could result in a material adverse impact on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages, and positions with the Company as of March 26, 1998, are set forth below:

       Name                     Age                 Title
----------------------------------------------------------------------------------------------------------------
Martin H. Ruby                  47     Chairman of the Board and Chief Executive Officer
John R. Lindholm                49     President--Retail Business Division
Dennis L. Carr                  48     Executive Vice President and Chief Actuary
David E. Ferguson               50     Executive Vice President and Chief Technology Officer
John R. McGeeney                41     Executive Vice President--Retail Business Division
Robert H. Scott                 51     Executive Vice President, General Counsel and Secretary
Patricia L. Winter              39     Executive Vice President--Investment Assurance and
                                          Institutional Products
Edward L. Zeman                 43     Executive Vice President and Chief Financial Officer
Peter S. Resnik                 37     Treasurer
Barry G. Ward                   36     Controller

     MARTIN H. RUBY was named Chairman of the Board and Chief Executive Officer of the Company in February 1998. Prior to that time, he had served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since July 1993. From its inception in March 1992 until November 1993, Mr. Ruby served as Co-Chief Executive Officer of Oldarm L.P. From May 1990 to January 1992, he was President and Managing Director of the ICH Capital Management Group of ICH Corporation, and the President of Constitution Life Insurance Company, the accumulation product subsidiary of ICH Corporation. From 1986 to 1989, Mr. Ruby was the Chief Executive Officer and Managing Director of Capital Initiatives Corporation, a subsidiary of the former Capital Holding Corporation. Mr. Ruby also held various other positions with Capital Holding Corporation from 1980 until 1986.

     JOHN R. LINDHOLM has served as President--Retail Business Division of the Company since January 1997. He had been Executive Vice President and Chief Marketing Officer of the Company since July 1993. Until November 1993, he served as the Chief Marketing Officer of Oldarm L.P., a position he held since its inception in March 1992. From June 1990 to February 1992, Mr. Lindholm was the Chief Marketing Officer and a Managing Director of the ICH Capital Management Group of ICH Corporation. From 1980 to 1990, he was employed by Capital Holding Corporation, first as Vice President--Compensation and Benefits and then as Chief Marketing Officer and Managing Director of its Accumulation and Investment Group. Mr. Lindholm is also Chairman of the Board of The Legends Fund, Inc.

     DENNIS L. CARR has served as Executive Vice President and Chief Actuary of the Company since June 1996. He had been Executive Vice President and Chief Product Development Officer of the Company since September 1993, and was appointed Actuary in June 1995. Prior to joining the

Company in September 1993, he was Director of Product Development for the Accumulation and Investment Group of Capital Holding Corporation. From July 1983 to July 1988, Mr. Carr was a consulting actuary for Tillinghast, being named a principal of that firm in 1987.

     DAVID E. FERGUSON has served as Executive Vice President and Chief Technology Officer of the Company since January 1997. He had been Executive Vice President and Chief Administrative Officer of the Company since July 1993. He also served as Chief Technology Officer of Oldarm L.P. from January 1993 until November 1993, and was Chief Technology Officer of Franco Associates, Ltd. from its inception in March 1992 to its merger with Oldarm L.P. in December 1992. From 1990 to March 1992, Mr. Ferguson was employed as the President and Chief Executive Officer of the James Graham Brown Foundation, Inc., a private philanthropic association in Louisville, Kentucky. From 1984 to 1990, Mr. Ferguson was a partner at Ernst & Young LLP (or its predecessor Arthur Young) and National Director of their Insurance Industry Consulting groups.

     JOHN R. MCGEENEY has served as Executive Vice President--Retail Business Division of the Company since January 1997. He had been Co-General Counsel of the Company since January 1994, was Assistant General Counsel of the Company from October 1993 to December 1993, and served as Secretary from December 1993 to December 1995. From February 1988 to October 1993, Mr. McGeeney served as Assistant General Counsel for the Accumulation and Investment Group of Capital Holding Corporation. He had also been an associate with the law firm of Middleton & Reutlinger from 1986 until 1988.

     ROBERT H. SCOTT has served as Executive Vice President and General Counsel of the Company since January 1997, and was appointed Secretary of the Company in December 1995. He had been Co-General Counsel of the Company since January 1994, and was Assistant General Counsel of the Company from July 1993 to December 1993. From June 1993 until November 1993, he served as Assistant General Counsel of Oldarm L.P. Mr. Scott also served as Deputy General Counsel for ICH Corporation from June 1990 to March 1993. Prior to that time, he was employed by Capital Holding Corporation as Second Vice President--Tax from November 1976 to May 1990.

     PATRICIA L. WINTER was named Executive Vice President--Investment Assurance and Institutional Products of the Company in February 1998. She had been Senior Vice President--Mergers/Acquisitions and Investment Assurance since March 1997. Ms. Winter also served in other various positions within the Company from April 1992 to February 1997, the last of which was Asset/Liability Officer. Prior to that time, Ms. Winter was a Director--Accumulation Product Development of the ICH Capital Management Group of ICH Corporation from August 1990 to March 1992.

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

     PETER S. RESNIK has been the Treasurer of the Company since December 1993. From December 1992 to November 1993, he served in various financial and operational positions for Oldarm L.P. From June 1986 through July 1992, he served as Assistant Vice President of Commonwealth Life Insurance Company, a subsidiary of Capital Holding Corporation in various management positions, the last of which was Director of Planning and Budgets in the Agency Group Division.

     BARRY G. WARD has served as Controller of the Company since April 1996. From October 1993 to April 1996, Mr. Ward served as financial officer directly responsible for the Company's financial reporting function. From January 1989 to October 1993, he served in various positions within Ernst & Young LLP's Insurance Practice, the last of which was Audit Manager.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On June 19, 1997, the Company's Class A Common Stock began trading on the American Stock Exchange under the symbol "ARM". Prior to such date, no established public trading of the Company's common equity existed. There is no trading or other market for the non-voting Class B Common Stock. At December 31, 1997, approximately 53% of the outstanding shares of the Class A and Class B Common Stock of the Company were held by the Morgan Stanley Stockholders.

     The following table sets forth for the periods indicated, the high and low sale prices of the Company's Class A Common Stock as reported on the American Stock Exchange:

                                                        1997
                                         ----------------------------------
                                                                    Cash
                                                                  Dividend
                                           High         Low       Per Share
                                         ----------------------------------

2nd Quarter (from June 19, 1997)         $20          $18 1/2       $  --

3rd Quarter                              23 13/16      19 7/16       0.02

4th Quarter                              26 3/8        20            0.02


     As of December 31, 1997, there were approximately 2,400 holders of record of the outstanding shares of Class A Common Stock and 4 holders of record of the outstanding shares of Class B Common Stock.

     The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on the preferred stock and common stock. The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Holding Company Operations."

     On February 13, 1998, the Company declared a dividend of $0.02 per share of Common Stock and $0.59375 per share of 9.5% Cumulative Perpetual Preferred Stock. Both dividends were paid on March 16, 1998, to shareholders of record on February 27, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information of the Company and its subsidiaries for the years ended December 31, 1997, 1996, 1995 and 1994, for the period from November 27, 1993 through December 31, 1993, and for the period from January 1, 1993 through November 26, 1993 (for the Historical Integrity Companies). The financial information has been derived from consolidated financial statements of the Company, prepared in conformity with GAAP, that have been audited by Ernst & Young LLP.

     Effective May 31, 1995, the Company acquired substantially all of the assets and business operations of SBM. This acquisition was accounted for as a purchase, and the results of operations of the acquired businesses are included in the Company's historical financial information from the date of acquisition. Because 1997 and 1996 include full years of acquired SBM business operations compared to seven months in 1995, the results of operations for 1997, 1996, 1995, and 1994 are not completely comparable. "Historical Integrity Companies" refers to operations, for accounting and reporting purposes, prior to the Company's November 26, 1993 acquisition of the Integrity Companies. The Historical Integrity Companies' results of operations for 1993 are presented for purposes of comparison; however, because of purchase accounting adjustments, a new capital structure and new management team resulting from that acquisition, the Company's results have differed from the results of the Historical Integrity Companies.

     The selected historical financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and the notes thereto and other financial and operating information included herein.

                                                                                                                        Historical
                                                                                                                        Integrity
                                                                       The Company                                     Companies(1)
                                          ------------------------------------------------------------------------     ------------
                                                                                                                       Period form
                                                                                                      Period from       January 1,
                                                          Year Ended December 31,                     November 27,     1993 through
                                          -------------------------------------------------------     1993 through     November 26,
(IN THOUSANDS,                                                                                        December 31,         1993
EXCEPT PER SHARE AMOUNTS)                     1997          1996           1995           1994            1993
------------------------------------------------------------------------------------------------------------------     ------------
INCOME STATEMENT DATA:

Investment income                         $  329,979     $  250,031     $  196,024     $  149,142      $   16,260      $  148,120

Interest credited on customer deposits      (247,418)      (182,161)      (146,867)      (116,463)        (13,563)       (116,341)
                                          -----------------------------------------------------------------------      ----------
   Net investment spread                      82,561         67,870         49,157         32,679           2,697          31,779
Fee income:
   Variable annuity fees                      14,630         10,786          7,238          4,291              91           1,000
   Asset management fees                       8,595          5,780          3,161             --              --              --
   Other fee income                            1,386          1,267            949          4,100             369           1,258
                                          -----------------------------------------------------------------------      ----------
     Total fee income                         24,611         17,833         11,348          8,391             460           2,258
Other income and expenses:
   Surrender charges                           4,482          5,024          3,339          2,356             145           1,615
   Operating expenses                        (32,528)       (31,055)       (22,957)       (21,484)         (1,423)        (30,663)
   Commissions, net of deferrals              (2,218)        (2,372)        (1,557)        (2,551)           (309)         (4,877)
   Interest expense on debt                   (2,517)        (3,146)        (3,461)        (3,136)           (245)           (133)
   Amortization:
     Deferred policy acquisition costs       (10,416)        (6,835)        (2,932)        (1,296)            (12)         (1,470)
     Value of insurance in force              (9,293)        (7,320)        (7,104)        (3,830)           (552)         (6,444)
     Acquisition-related deferred
       charges                                  (503)        (1,503)        (9,920)        (2,163)           (249)             --
     Goodwill                                   (424)          (488)          (358)            --              --              --
   Non-recurring charges(2):
     Stock-based compensation                 (8,145)            --             --             --              --              --
     Other                                    (6,678)        (5,004)            --             --              --              --
   Other, net                                   (386)        (5,366)          (687)         4,972             (46)             --
                                          -----------------------------------------------------------------------      ----------
     Total other income and expenses         (68,626)       (58,065)       (45,637)       (27,132)         (2,691)        (41,972)
Realized investment gains (losses)             3,192            907          4,048        (36,727)            (79)        (32,776)
                                          -----------------------------------------------------------------------      ----------
Income (loss) before income taxes             41,738         28,545         18,916        (22,789)            387         (40,711)
Income tax benefit (expense)                 (14,139)        (5,167)        (7,026)         6,018            (508)             --
                                          -----------------------------------------------------------------------      ----------
Net income (loss)                             27,599         23,378         11,890        (16,771)           (121)     $  (40,711)
Dividends on preferred stock                  (4,750)        (4,750)        (4,750)        (4,750)           (462)     ----------
                                          -----------------------------------------------------------------------      ----------
Net income (loss) applicable to
   common shareholders                    $   22,849     $   18,628     $    7,140     $  (21,521)     $     (583)
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------
Net income (loss) per common and
   common equivalent share (diluted)(3)   $     1.07     $     1.06     $     0.49     $    (2.03)     $    (0.06)
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------
Average common and common
   equivalent shares outstanding(3)           21,305         17,498         14,614         10,590          10,590
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------
OTHER OPERATING DATA:
Operating earnings (loss)(4)              $   34,149     $   22,227     $    4,509     $    2,352      $     (532)
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------
Operating earnings (loss) per common
   and common equivalent share
   (diluted)(3)                           $     1.60     $     1.27     $     0.31     $     0.22      $    (0.05)
                                          -----------------------------------------------------------------------
                                          -----------------------------------------------------------------------

                                                                      December 31,
                                   --------------------------------------------------------------------------------
(IN THOUSANDS)                          1997             1996             1995             1994            1993
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA:
Total cash and investments(5)      $  4,467,477      $ 3,347,477      $ 2,798,027      $ 1,782,501      $ 2,103,856
Assets held in separate accounts      2,439,884        1,135,048          809,927          506,270          231,687
Total assets(5)                       7,138,424        4,701,664        3,793,580        2,447,888        2,427,886
Long-term debt                           38,000           40,000           40,000           40,000           40,000

Total liabilities                     6,830,879        4,519,722        3,605,589        2,462,021        2,315,535

Shareholders' equity:
   Carrying amount(5)                   307,545          181,942          187,991          (14,133)         112,351
   Excluding the effects of SFAS
      No. 115(6)                        287,245          178,273          159,461           90,816              n/a(8)

     Fair value(7)                      321,087          224,276          187,721          115,192          111,709


(1) The Company had no significant business activity until November 26, 1993, when it acquired the Integrity Companies from National Mutual. Results of operations prior to the acquisition for the period from January 1, 1993 through November 26, 1993 are presented for comparative purposes.

(2) The Company recorded non-recurring charges of $14.8 million for 1997 including a one-time non-cash stock-based compensation charge of $8.1 million related to the Company's initial public offering of common stock, and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Columbus, Ohio to Louisville, Kentucky. The Company recorded a non-recurring charge of $5.0 million in 1996 that also included $3.2 million for facilities consolidation and costs of $1.8 million primarily related to merger and acquisition activity that did not result in a transaction.

(3) Shares and per share amounts have been restated, for all periods presented, to reflect the 706-for-1 stock split that occurred in conjunction with the initial public offering of the Company's common stock.

(4) "Operating earnings" is defined as net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold during November 1997.

(5) Total cash and investments, total assets and carrying amount shareholders' equity for the periods ending subsequent to December 31, 1993 reflect a change in accounting principle for the January 1, 1994 adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(6) Excludes from carrying amount shareholders' equity the net unrealized gains and losses on securities classified as available-for-sale, net of related amortization and taxes.

(7) The methodologies used to estimate fair value are described in the notes to the consolidated financial statements contained herein.

(8)  Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's products and services are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels.

     The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products (primarily fixed annuities) and institutional spread products (funding agreements and GICs). The Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk with its retail variable products (variable annuities). The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including variable, indexed and fixed annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by increasing penetration in the stable value and fixed income markets and developing new products and applications. Although the Company's core business is developing and managing spread-based investment products, it has also focused on the development of its fee-based variable annuity business in addition to exploring other alternatives to increase the size of its fee-based business, such as expanded offerings of synthetic GICs. Fee-based business is less capital intensive than spread-based business and provides the Company with diversified sources of income.

     On November 7, 1997 the Company transferred substantially all of the assets and operations of ARM Capital Advisors to New ARMCA and sold an 80% interest in New ARMCA. Although third-party assets managed by ARM Capital Advisors grew since 1995 when ARM Capital Advisors began its operations, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth.

     On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Had the sale of ARM Capital Advisors' operations and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1995, they would not have had a material effect on the Company's net income for the years ended December 31, 1997, 1996 and 1995.

     The following discussion compares the results of operations for the Company for the three years ended December 31, 1997. As the Company acquired substantially all of the assets and business operations of SBM effective May 31, 1995, results for 1996 and 1997 each include a full year of acquired SBM business operations compared to seven months in 1995. Therefore, results of operations for 1995 are not completely comparable with 1996 and 1997.

For certain financial information regarding the Company's business segments, see Note 13 of the consolidated financial statements included herein.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Net income during 1997 was $27.6 million compared to $23.4 million for 1996. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold) were $34.1 million and $22.2 million for 1997 and 1996, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to both deposit growth from sales of retail and institutional spread products and ongoing asset/liability management and, to a lesser extent, an increase in fee income as a result of a larger base of variable annuity deposits.

     Pro forma operating earnings (operating earnings including a pro forma adjustment to reflect investment income that the Company believes could have been earned at an assumed rate of 7.5% on the net proceeds of the Company's initial public offering of common stock assuming it occurred on January 1,
1996) were $36.3 million and $26.8 million for 1997 and 1996, respectively. Pro forma operating earnings per share were $1.51 and $1.13 for the same respective years. This pro forma information is not necessarily indicative of what would have occurred had the offering occurred on the date indicated.

     Operating earnings for retail spread products were 1.36% and 1.30% of average assets under management of $2.76 billion and $2.66 billion for that segment during 1997 and 1996, respectively. This increase in retail spread margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Operating earnings for institutional spread products were 0.62% and 0.57% of average assets under management of $1.48 billion and $567.7 million for that segment during 1997 and 1996, respectively. The increase in institutional spread margins is also primarily attributable to ongoing asset/liability management. Operating earnings for retail variable products were 0.52% and 0.66% of average assets under management of $970.3 million and $728.2 million for that segment during 1997 and 1996, respectively. The decline in retail variable margins is primarily attributable to lower amortization expense of deferred policy acquisition costs during 1996. The Company's corporate and other segment primarily includes earnings on insurance subsidiaries surplus and holding company cash and investments, marketing partnership and broker-dealer fee income, and unallocated corporate overhead. Income tax expense and preferred stock dividends are not allocated to any segment.

     Net investment spread for the years ended December 31, 1997 and 1996 was as follows:

                                                                    Year Ended
                                                                    December 31,
                                                           ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                         1997           1996
--------------------------------------------------------------------------------------
Investment income                                          $    329,979    $   250,031
Interest credited on customer deposits                         (247,418)      (182,161)
                                                           ---------------------------
     Net investment spread                                 $     82,561    $    67,870
                                                           ---------------------------
                                                           ---------------------------

Investment yield                                                   7.60%          7.75%
Average credited rate                                             (5.83)%        (5.67)%
                                                           ---------------------------

     Investment spread rate                                        1.77%          2.08%
                                                           ---------------------------
                                                           ---------------------------

Average cash and investments (IN BILLIONS)                 $       4.34      $    3.23
Average spread-based customer deposits (IN BILLIONS)       $       4.24      $    3.21


     The decrease in the overall investment spread rate from 2.08% in 1996 to 1.77% in 1997 is attributable to a greater proportion of institutional spread product deposits in 1997, which generate lower spreads. Changes in investment yield and interest credited rates must be analyzed in relation to the liability portfolios to which they relate. When analyzed individually, investment spread rates increased in 1997 for both retail and institutional spread products. The investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 8.04% for 1997, up from 8.01% in 1996. In comparison, the investment yield on cash and investments supporting institutional spread product deposits was 6.74% and 6.53% for 1997 and 1996, respectively. These increases reflect the benefits of ongoing investment portfolio management. Average cash and investments related to institutional spread product deposits grew from $567.7 million during 1996 to $1.48 billion during 1997, causing the aggregate decrease in investment yields. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of market interest rates (which were somewhat higher on the average in 1997), frequency of credited rate resets and business mix. Crediting rates are reset monthly based on the LIBOR for institutional spread products and semi-annually or annually for certain fixed annuities. To date, the Company has been able to react to changes in market interest rates and maintain a desired investment spread without a significant effect on surrender and withdrawal activity, although there can be no assurance that the Company will be able to continue to do so.

     Fee income increased to $24.6 million in 1997 from $17.8 million in 1996. This increase is attributable to variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts. Variable annuity fees increased to $14.6 million in 1997 from $10.8 million in 1996 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Variable annuity deposits averaged $970.3 million in 1997, an increase from $728.2 million in 1996. In addition, asset management fees earned by ARM Capital Advisors on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds which were sold by the Company in December
1996), increased to $8.6 million in 1997 from $5.8 million in 1996, reflecting a significant increase in the average fair value of off-balance sheet assets managed due to sales. As a result of the sale of ARM Capital Advisors' operations and the State Bond Mutual Funds management contracts, asset management fee income will decrease in the future.

     Assets under management as of December 31, 1997 and 1996 were as follows:

                                                                           1997                             1996
                                                                ----------------------------    ----------------------------
                                                                               Percent of                         Percent of
(DOLLARS IN MILLIONS)                                             Amount         Total             Amount           Total
----------------------------------------------------------------------------------------------------------------------------
Retail spread products (primarily fixed and indexed
annuity and face-amount certificate deposits)                   $  2,820.6         41%          $  2,646.2            55%

Institutional spread products (funding agreement
  and GIC deposits)                                                2,542.3         37                891.9            18

Retail variable products (variable annuity deposits
  invested in mutual funds)                                        1,129.1         16                844.3            17

Corporate and other:

  Off-balance sheet deposits under marketing
    partnership arrangements                                         232.9          3                366.2             8
  Cash and investments in excess of customer deposits                180.8          3                 77.0             2
                                                                --------------------------------------------------------
         Total corporate and other                                   413.7          6                443.2            10
                                                                --------------------------------------------------------

Total assets under management                                   $  6,905.7        100%          $  4,825.6           100%
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------


     The increase in total assets under management was primarily attributable to sales of floating rate funding agreements and GICs to institutional customers and, to a lesser extent, an increase in retail variable product deposits attributable to variable annuity sales and the investment performance of variable annuity mutual funds due to strong stock market returns.

     Sales of retail and institutional spread products include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of retail variable products include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

     Sales by market and type of product for 1997 and 1996 were as follows:

                                                              Year Ended
                                                             December 31,
                                                      ------------------------
(In millions)                                             1997          1996
------------------------------------------------------------------------------
Retail:
     Spread products                                  $   382.5      $   130.6
     Variable products                                    206.3          200.1
                                                      ------------------------
          Total retail                                    588.8          330.7

Institutional:
     Institutional spread products                      1,708.7          747.5
                                                      ------------------------

Total sales                                           $ 2,297.5      $ 1,078.2
                                                      ------------------------
                                                      ------------------------


     Total sales during 1997 rose to $2,297.5 million, an increase of approximately 113% over 1996. The growth is primarily attributable to continued diversification and expansion in the retail and institutional markets. The growth in retail spread product sales is largely due to an increase in marketing efforts for the Company's guaranteed rate option annuity products. Institutional spread product sales increased as a result of (i) the addition of sales staff and further penetration into institutional channels and (ii) the launching of a new funding agreement product. In November 1997, the Company received a deposit of $500 million for the new product, which was sold in partnership with BLB and initially matures in five years and is renewable annually thereafter.

     Net surrenders of retail fixed and variable annuity products issued by the Company's insurance subsidiaries were $344.5 million for 1997 compared to $326.2 million for 1996. Surrender charge income decreased to $4.5 million in 1997 from $5.0 million in 1996. The decrease in surrender charge income is attributable to a larger portion of the surrenders being partial surrenders which do not result in a surrender charge penalty. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity in 1996 and 1997 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company attempts to reduce surrender activity and improve persistency through various programs.

     Operating expenses increased to $32.5 million in 1997 from $31.1 million in 1996. The increase is primarily attributable to increased marketing efforts (including an increase in marketing staff and additional investments in technology) to expand and enhance the support of distribution channels in the retail and institutional markets, partially offset by a reduction in guaranty fund assessment accruals. The Company continues to actively pursue and retain producers within its distribution channels to market its products.

     Amortization of deferred policy acquisition costs related to operations was $10.4 million and $6.8 million in 1997 and 1996, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of retail fixed and variable annuity products. Amortization specifically attributable to variable annuity products increased $1.9 million during 1997. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contract.

     Amortization of value of insurance in force related to operations of $9.3 million and $7.3 million for 1997 and 1996, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the acquisition of SBM's insurance subsidiary. The increase in amortization expense corresponds with lower than expected gross margins for that block of annuity business.

     The Company recorded non-recurring charges of $14.8 million for 1997 including a one-time non-cash stock-based compensation charge of $8.1 million related to the Company's initial public offering of common stock, and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Columbus, Ohio to Louisville, Kentucky. The Company recorded a non-recurring charge of $5.0 million in 1996 that also included $3.2 million for facilities consolidation and costs of $1.8 million primarily related to merger and acquisition activity that did not result in a transaction.

     Other expenses, net decreased to $0.4 million in 1997 from $5.4 million in 1996. This decrease is attributable to higher mortality costs in 1996 related to immediate annuity deposits. In addition, 1997 benefited from mortgage loan prepayment penalty income of $2.1 million and the favorable resolution of a reinsurance claim of $2.4 million.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $3.2 million in 1997 compared to $0.9 million in 1996. Realized investment gains in 1997 includes an estimated loss of $4.0 million related to the write-down to fair value of an investment in a fixed income security. Realized investment gains in 1996 includes an estimated loss of $15.2 million related to the write-down to fair value of an investment in a fixed income security and a gain of $4.5 million, before selling expenses, related to the transfer of the State Bond Mutual Funds management contracts. Other realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Income tax expense was $14.1 million and $5.2 million in 1997 and 1996, respectively, reflecting effective tax rates of 33.9% and 18.1% as a percentage of pretax income. If the non-recurring stock-based compensation charge was added back to pretax income, the effective tax rate for 1997 would be 28.3%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life deferred tax assets.

1996 COMPARED TO 1995

     During 1996, net income for the Company was $23.4 million compared to $11.9 million for 1995. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold during November 1997) were $22.2 million and $4.5 million for 1996 and 1995, respectively. The increase in operating earnings is primarily attributable to (i) an increase in net investment spread due to ongoing asset/liability management and deposit growth from the full year's effects of the May 31, 1995 acquisition of the SBM assets and business operations and additional sales of retail and institutional spread products and (ii) an increase in fee income as a result of a growing base of variable annuity deposits. Such increases in revenues were partially offset by an increase in operating expenses as a result of business growth.

     Operating earnings for retail spread products were 1.30% and 0.91% of average assets under management of $2.66 billion and $2.43 billion for that segment during 1996 and 1995, respectively. This increase in retail spread margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Operating earnings for institutional spread products were 0.57% and 0.60% of average assets under management of $567.7 million and $38.5 million for that segment during 1996 and 1995, respectively. Operating earnings for retail variable products for 1996 were slightly higher than the corresponding prior period as evidenced by the increase to 0.66% from 0.64% of average retail variable assets under management of $728.2 million and $491.5 million during 1996 and 1995, respectively.

     Net investment spread for the years ended December 31, 1996 and 1995 was as follows:

                                                       Year Ended December 31,
                                                       -----------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                     1996        1995
------------------------------------------------------------------------------
Investment income                                      $  250,031   $ 196,024
Interest credited on customer deposits                   (182,161)   (146,867)
                                                       -----------------------
     Net investment spread                             $   67,870   $  49,157
                                                       -----------------------
                                                       -----------------------

Investment yield                                             7.75%       7.84%
Average credited rate                                       (5.67)%     (5.90)%
                                                       -----------------------
          Investment spread rate                             2.08%       1.94%
                                                       -----------------------
                                                       -----------------------

Average cash and investments (IN BILLIONS)             $     3.23   $    2.50
Average customer deposits (IN BILLIONS)                $     3.21   $    2.49

     The decrease in investment yields on cash and investments primarily relates to a significant increase in institutional spread product deposits which grew from zero to $143.2 million during 1995 and to $891.9 million at December 31, 1996. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The investment yield on cash and investments supporting institutional spread product deposits was 6.53% for 1996. In comparison, the investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 8.01% for 1996, up from 7.85% for 1995, which reflects the benefits of the ongoing management of the Company's investment portfolios. The decrease in the average rate of interest credited on customer deposits during 1996 was due primarily to annual or semi-annual crediting rate resets occurring at a time when the overall interest rate environment was generally lower (the last half of 1995 and the first half of 1996 compared to the last half of 1994 and the first half of 1995).

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

     Assets under management as of December 31, 1996 and 1995 were as follows:

                                                                           1996                             1995
                                                                ----------------------------    ----------------------------
                                                                               Percent of                         Percent of
(DOLLARS IN MILLIONS)                                             Amount         Total             Amount           Total
--------------------------------------------------------------------------------------------    ----------------------------
Retail spread products (primarily fixed and indexed annuity
     and face-amount certificate deposits)                      $  2,646.2         55%          $  2,716.2           69%

Institutional spread products (funding agreement and GIC
     deposits)                                                       891.9         18                143.2            4

Retail variable products (variable annuity deposits
     invested in mutual funds)                                       844.3         17                617.3           16

Corporate and other:

     Off-balance sheet deposits under marketing partnership
          arrangements                                               366.2          8                 387.3          10
     Cash and investments in excess of customer deposits              77.0          2                  61.1           1
                                                                ----------------------------    ----------------------------
               Total corporate and other                             443.2         10                 448.4          11
                                                                ----------------------------    ----------------------------

Total assets under management*                                  $  4,825.6        100%          $   3,925.1         100%
                                                                ----------------------------    ----------------------------
                                                                ----------------------------    ----------------------------

* Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients and off-balance sheet assets in the State Bond Mutual Funds. Including such assets, total assets under management at December 31, 1996 and 1995 were $7,553.0 million and $5,364.2 million, respectively.

     The increase in total assets under management was primarily attributable to an increase in sales of funding agreements and GICs to institutional customers and, to a lesser extent, increased sales of retail variable products.

     Sales by market and type of product for 1996 and 1995 were as follows:

                                                          Year Ended
                                                         December 31,
                                                     ------------------
(IN MILLIONS)                                          1996       1995
-----------------------------------------------------------------------
Retail:
     Spread products                                 $  130.6    $115.4
     Variable products                                  200.1     177.7
                                                     ------------------
          Total retail                                  330.7     293.1

Institutional:
     Institutional spread products                      747.5     142.2
     Fee-based marketing partnerships                      --     272.9
                                                     ------------------
          Total institutional                           747.5     415.1
                                                     ------------------
Total sales*
                                                     $1,078.2    $708.2
                                                     ------------------
                                                     ------------------

* Does not include new deposits related to off-balance sheet assets managed by ARM Capital Advisors for institutional clients and the State Bond Mutual Funds. Total retail sales for the years ended December 31, 1996 and 1995 were $342.8 million and $300.9 million, respectively, and total institutional sales for the years ended December 31, 1996 and 1995 were $2,401.5 million and $886.9 million, respectively, including such deposits.


     The increase in retail sales was primarily attributable to an increase in sales of investment portfolio options of variable annuity contracts due, in part, to the strong stock market returns during 1996 and an increased emphasis on marketing efforts of retail products during the fourth quarter, principally through stockbrokers and independent agents. Expanded distribution of funding agreement and GIC products through bank trust departments, mutual fund companies, investment managers, insurance companies and investment consultants contributed to the increase in sales of such products. The decrease in institutional fee-based sales was attributable to the Company's marketing partnership arrangement with General American which was converted from a fee-based to primarily a spread-based arrangement in late 1995.

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

     Operating expenses increased to $31.1 million in 1996 from $23.0 million in 1995. The increase was primarily attributable to (i) the inclusion of twelve months of incremental operating expenses related to the acquired SBM operations in the 1996 results versus seven months for the comparable 1995 period, (ii) the expansion of product distribution channels and (iii) a charge of $1.6 million to increase the reserve for anticipated future guaranty fund assessments.

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

     The Company recorded a $5.0 million non-recurring charge in 1996 including $3.2 million related to the move of operations facilities from Columbus, Ohio to Louisville, Kentucky and costs of $1.8 million primarily related to mergers and acquisitions activities that did not result in a transaction.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $0.9 million in 1996 compared to $4.0 million in 1995. Realized investment gains in 1996 include an estimated loss of $15.2 million related to the write-down to fair value of an investment in a fixed income security and a gain of $4.5 million, before selling expenses, related to the transfer of the State Bond Mutual Funds management contracts. Other 1996 and all 1995 realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

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

ACQUISITION ACTIVITY

ARM CAPITAL ADVISORS
     Through its acquisition of the U.S. fixed income unit of KBIMA in January 1995, the Company obtained a recognized fixed income management service which became part of the then newly-formed ARM Capital Advisors. In addition to providing asset management services to institutional clients, ARM Capital Advisors managed the investment portfolios of the Company's subsidiaries. Although third-party assets managed by ARM Capital Advisors grew since the acquisition, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. Accordingly, on November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors to New ARMCA and sold an 80% interest in New ARMCA.

SBM COMPANY
     Effective May 31, 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding capital stock of SBM's subsidiaries, SBM Life and ARM Securities (formerly known as SBM Financial Services, Inc.), as well as the management contracts for the State Bond Mutual Funds. The aggregate purchase price for the SBM acquisition was $38.8 million. The Company financed the acquisition by issuing approximately 6.9 million shares of common stock, primarily to the Morgan Stanley Stockholders, for an aggregate sale price of $63.5 million. The Company used proceeds from the issuance of the new common equity in excess of the adjusted purchase price for the acquisition to make a $19.9 million capital contribution to SBM Life and acquire SBM Certificate Company from SBM Life for $3.3 million. The capital contribution to SBM Life of $19.9 million was used to strengthen SBM Life's financial position and allowed for a significant investment portfolio restructuring immediately following the acquisition with no net adverse effect on statutory adjusted capital and surplus. On December 31, 1995, SBM Life was merged with and into Integrity to create certain operating efficiencies. The SBM acquisition provided the Company with expanded distribution channels, as well as a deposit base in the 403(b) tax-deferred annuity marketplace. On December 13, 1996, the Company transferred its responsibility for performing management and investment advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at December 31, 1997 totaled $4.0 billion, compared with $3.0 billion at December 31, 1996, both representing approximately 91% of total cash and investments. This increase in investments in fixed maturities primarily resulted from the investment of the proceeds from sales of institutional spread products.

     The Company's cash and investments as of December 31, 1997 are detailed as follows:

                                                                                              Amortized Cost
                                                                                       --------------------------
                                                                                                                        Estimated
                                                                                                          Percent          Fair
(DOLLARS IN MILLIONS)                                                                      Amount        of Total         Value
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
     Corporate securities                                                              $   1,390.3           31.5%    $    1,410.0
     U.S. Treasury securities and obligations of U.S. government agencies                    318.6            7.2            319.7
     Other government securities                                                              84.3            1.9             83.8
     Asset-backed securities                                                                 400.3            9.1            400.4
     Mortgage-backed securities:
          Agency pass-throughs                                                               268.9            6.1            271.1
          Collateralized mortgage obligations:
               Agency                                                                        423.3            9.6            432.0
               Non-agency                                                                  1,135.8           25.7          1,151.4
                                                                                       -------------------------------------------
Total fixed maturities                                                                     4,021.5           91.1          4,068.4


Equity securities (i.e., non-redeemable preferred stock)                                      28.2            0.6             28.3
Mortgage loans on real estate                                                                 16.4            0.4             16.4
Policy loans                                                                                 126.1            2.8            126.1
Cash and cash equivalents                                                                    228.2            5.1            228.2
                                                                                       -------------------------------------------

Total cash and investments                                                             $   4,420.4          100.0%    $    4,467.4
                                                                                       -------------------------------------------
                                                                                       -------------------------------------------


     Agency pass-through certificates are mortgage-backed securities ("MBSs") which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. Collateralized mortgage obligations ("CMOs") are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMO investments at December 31, 1997, 90.2% used mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 9.8% of the non-agency CMOs used commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company has gross unamortized premiums and unaccreted discounts of MBSs of $44.5 million and $82.7 million, respectively, at December 31, 1997. Although the interest rate environment has experienced significant volatility during 1997, 1996 and 1995, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At December 31, 1997 home equity loan collateral represented 53.8% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     Total cash and investments were 95% and 96% investment grade or equivalent as of December 31, 1997 and 1996, respectively. Investment grade securities are those classified as 1 or 2 by the NAIC or, where such classifications are not available, having a rating on the scale used by S&P of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company has a diversified foreign portfolio of Yankee Bonds, including a limited exposure to the Asian market. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. Additionally, the

Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represent less than 1% of cash and investments as of December 31, 1997.

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

     At December 31, 1997 the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio, and the percentage of total fixed maturity investments classified in each category were as follows:

                                                                          Amortized Cost
                                                                   ---------------------------
                                                                                      Percent       Estimated
NAIC Designation (Comparable S&P Rating)                               Amount         of Total      Fair Value
--------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in millions)
1 (AAA, AA, A)                                                     $   2,758.0           69%       $    2,793.6
2 (BBB)                                                                1,023.8           25             1,041.6
3 (BB)                                                                   137.9            3               139.0
4 (B)                                                                    101.8            3                94.2
5 (CCC, CC, C)                                                              --           --                  --
6 (CI, D)                                                                   --           --                  --
                                                                   --------------------------------------------
Total fixed maturities                                             $   4,021.5            100%     $    4,068.4
                                                                   --------------------------------------------
                                                                   --------------------------------------------

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

     The fluctuations in interest rates during 1997 resulted in unrealized gains on available-for-sale securities which totaled $20.3 million (net of $15.8 million of related amortization of deferred policy acquisition costs and value of insurance in force and $10.9 million of deferred income taxes) at December 31, 1997, compared to unrealized gains of $3.7 million (net of $1.3 million of related amortization of deferred policy acquisition costs and value of insurance in force and $2.0 million of deferred income taxes) at December 31, 1996. This change in net unrealized gains on available-for-sale securities for the year ended December 31, 1997 increased reported shareholders' equity by $16.6 million as compared to a decrease of $24.9 million for the year ended December 31, 1996. This volatility in reported shareholders' equity occurs as a result of SFAS
No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At December 31, 1997 and 1996, shareholders' equity excluding the effects of SFAS No. 115 was $287.2 million and $178.3 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity but does not reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which demonstrate that the general rise in interest rates during 1996 and subsequent decrease during 1997 did not have a material effect on the financial position of the Company when all assets and liabilities are adjusted to estimated fair values.

     Assets held in the Company's guaranteed separate accounts include $1,255.5 million and $258.7 million of cash and investments at December 31, 1997 and 1996, of which approximately 87% and 89% were fixed maturities, respectively. Total guaranteed separate account cash and investments were 99% and 98% investment grade at December 31, 1997 and 1996, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain policies under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from the general account.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries, and corporate development expenditures. The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on its common and preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of service or other fees is limited by state insurance laws. During 1997, the Company received dividends of $14.9 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1998 without the prior approval of the Ohio Insurance Director are $38.2 million of which $6.0 million was paid in the first quarter of 1998. The Company had cash and investments at the holding company level of $41.9 million at

December 31, 1997. In addition, the Company has access to bank lines of credit totaling $37.0 million at December 31, 1997.

     In June 1997, the Company completed an initial public offering of 9.2 million shares of Class A Common Stock of which 5.75 million shares were sold by the Company for net proceeds of $78.8 million. The remaining 3.45 million shares were sold by Morgan Stanley Stockholders. On June 30, 1997, the Company used a portion of such net proceeds to make a $40 million capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company plans to also use the net proceeds to enhance the Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

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

     During the years ended December 31, 1997, 1996 and 1995, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At December 31, 1997, cash and cash equivalents totaled $228.2 million compared to $110.1 million at December 31, 1996. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $216.1 million, $192.9 million and $138.4 million from operating activities during the years ended December 31, 1997, 1996 and 1995, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $3,884.2 million, $2,214.3 million and $1,463.3 million in cash flows during 1997, 1996 and 1995, respectively, which were offset by purchases of investments of $4,782.6 million, $2,772.0 million and $1,506.5 million, respectively. An increase in investment purchases and sales activity during 1997 compared to 1996 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of retail and institutional spread products.

INCOME TAXES

     At December 31, 1997, the Company reported an asset for deferred income taxes of $31.0 million on the carrying amount balance sheet. Such amount is net of a valuation allowance of $36.6 million. The net deferred tax asset represents deductible temporary differences and net operating loss carryforwards. Based on historical operating results and projections of future taxable ordinary income, management believes that the net tax benefit recorded will be fully utilized.

DERIVATIVES

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage specific interest rate risks and, with respect to the Company's equity-indexed annuity deposits, equity market risks.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     The Company believes that inflation will not have a material adverse effect on results of operations. The Company manages its investment portfolios in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturities portfolio increases or decreases inversely with fluctuations in interest rates, and the Company's investment income increases or decreases directly with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in fair value, while investment income will decrease as fixed income investments are sold or mature and proceeds are reinvested at declining rates. The converse will generally be true if interest rates rise.

YEAR 2000

     The Company is currently evaluating, on an ongoing basis, its computer systems and the systems of other companies on which the Company's operations rely to determine if they will function properly with respect to dates in the year 2000 and beyond. These activities are designed to ensure that there is no adverse effect on the Company's core business operations. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     Except for historical information contained in the Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) in particular under Part I, Item 1, "Business - General" and "Business - Strategy" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including (without limitation) the Company's belief as to its competitive position in the industry and factors affecting its business. In particular, the statements of the Company's belief as to the growth of the long-term savings and retirement market, the stimulation of future demand for the long-term savings and retirement products and the statements regarding the development of future products to meet the changing needs of the markets that the Company serves. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for variable, indexed and fixed annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or
(iv) the Company's strategy, which is based in part on these analyses, will be successful.

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

                                       PART III

     The Proxy Statement for the Annual Meeting of Stockholders (excluding the Report on Executive Compensation and the Performance Graph sections), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions), except for the information regarding the executive officers of the Company, which is included in Part I on pages 28-30.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Financial Statement Schedules

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

     EXHIBITS


     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

       2.1 Asset Purchase Agreement, dated as of January 5, 1995, among Kleinwort Benson Investment Management Holdings Ltd., Kleinwort Benson Investment Management Americas Inc., ARM Financial
                Group, Inc., and ARM Capital Advisors, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 30, 1995.)

       2.2 Stock and Asset Purchase Agreement by and between SBM Company and ARM Financial Group, Inc. dated as of February 16, 1995. (Incorporated by reference to the Form 10-K filed by the Company on March 30, 1995.)


       2.3 Amended and Restated Stock and Asset Purchase Agreement dated as of April 7, 1995, by and between SBM Company and ARM Financial Group, Inc. (Incorporated by reference to the Form 10-Q filed by the Company on May 15, 1995.)

       2.4 Subscription Agreement dated as of June 12, 1995, among ARM Financial Group, Inc. and Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

       2.5 Subscription Agreement dated as of June 12, 1995, among ARM Financial Group, Inc. and New ARM, LLC, Dudley J. Godfrey, Jr., and Edward Powers. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

       2.6 Subscription Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and Warren M. Foss. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

     3(i).1 Restated Certificate of Incorporation of ARM Financial Group, Inc. filed with the Delaware Secretary of State on June 20, 1997. (Filed herewith.)

     3(ii).1 Amended and Restated By-laws of ARM Financial Group, Inc. (Filed herewith.)

       4.1 Second Amended and Restated Stockholders Agreement dated as of June 24, 1997, among ARM Financial Group, Inc., The Morgan Stanley Leveraged Equity Fund II, L.P., John Franco, Martin H. Ruby, Oldarm L.P., Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., MSCP III 892 Investors, L.P., and New ARM, LLC. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

      10.1 ARM Financial Group, Inc. Amended and Restated Stock Option Plan dated as of June 14, 1995. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.2 Amendment No. 2 to ARM Financial Group, Inc. Amended and Restated Stock Option Plan. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

      10.3 1997 Equity Incentive Plan. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

      10.4 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with the sale of certain SBM Certificate Company mortgage loans. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.5 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with the sale of certain State Bond and Mortgage Life Insurance Company mortgage loans. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.6 Credit Agreement dated June 24, 1997 (the "Credit Agreement"), among ARM Financial Group, Inc., the financial institutions listed in Schedule 2.01 of the Credit Agreement (the "Lenders"), and The Chase Manhattan Bank, as administrative agent for the Lenders ("Chase"). (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

      10.7 Assignment Agreement dated as of June 24, 1997, between ARM Financial Group, Inc., Integrity Holdings, Inc. ("Integrity Holdings") and Chase. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

      10.8      Guarantee   Agreement  dated  as  of  June  24,  1997,  between
                Integrity Holdings and Chase. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

      10.9 Pledge Agreement dated as of June 24, 1997, among ARM Financial Group, Inc., Integrity Holdings and Chase. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

      10.10 Amendment Agreement dated as of December 15, 1997, to the Credit Agreement between ARM Financial Group, Inc., the Lenders and Chase. (Filed herewith.)

      10.11 Administrative Services Agreement dated as of September 28, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

      10.12 Administrative Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.13 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.14 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and ARM Financial Services, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

      10.15 Administrative Services Agreement dated as of November 7, 1997, between ARM Financial Group, Inc. and ARM Capital Advisors, LLC. (Filed herewith.)

      10.16 Investment Advisory Agreement dated as of July 29, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

      10.17 Investment Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.18 Investment Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.19 Investment Services Agreement dated as of November 7, 1997, between ARM Financial Group, Inc. and ARM Capital Advisors, LLC. (Filed herewith.)

      10.20 Tax Allocation Agreement dated as of March 21, 1996 by and among ARM Financial Group, Inc. and certain of its subsidiaries for taxable periods beginning January 1, 1995. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.21 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and John Franco. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

      10.22     Employment  Agreement  dated  as  of  July 1, 1996, between ARM
                Financial Group, Inc. and Martin H. Ruby. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

      10.23 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and David E. Ferguson. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

      10.24 Employment Agreement dated as of July 1, 1996, between ARM Financial Group, Inc. and John R. Lindholm. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

      10.25     Letter   Amendment  dated  as  of  December  4,  1997,  to  the
                Employment Agreement between ARM Financial Group, Inc. and John Franco. (Filed herewith.)

      10.26     Letter   Amendment  dated  as  of  December  4,  1997,  to  the
                Employment Agreement between ARM Financial Group, Inc. and Martin H. Ruby. (Filed herewith.)

     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

      10.27 Letter Amendment dated as of March 20, 1998, to the Employment Agreement, as amended, between ARM Financial Group, Inc. and Martin H. Ruby. (Filed herewith.)

      10.28     Letter   Amendment  dated  as  of  December  4,  1997,  to  the
                Employment Agreement between ARM Financial Group, Inc. and John
                R. Lindholm. (Filed herewith.)

      10.29 Letter Amendment dated as of March 20, 1998, to the Employment Agreement, as amended, between ARM Financial Group, Inc. and John R. Lindholm. (Filed herewith.)

      10.30     Letter   Amendment  dated  as  of  December  4,  1997,  to  the
                Employment Agreement between ARM Financial Group, Inc. and David E. Ferguson. (Filed herewith.)

      10.31 Letter Amendment dated as of March 20, 1998, to the Employment Agreement, as amended, between ARM Financial Group, Inc. and David E. Ferguson. (Filed herewith.)

      10.32 Agreement dated as of February 10, 1998, between ARM Financial Group, Inc. and John Franco. (Filed herewith.)

      10.33 Termination Agreement dated as of May 21, 1997, between ARM Capital Advisors Holding, LLC and ARM Financial Group, Inc. (Filed herewith.)

      10.34 Termination Agreement dated as of November 7, 1997, to the Employment Agreement between Emad A. Zikry and ARM Financial Group, Inc. (Filed herewith.)

      10.35 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and Dennis L. Carr. (Filed herewith.)

      10.36 Letter Amendment dated as of March 20, 1998, to the Change in Control Agreement between ARM Financial Group, Inc. and Dennis
                L. Carr. (Filed herewith.)

      10.37 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and Edward L. Zeman. (Filed herewith.)

      10.38 Letter Amendment dated as of March 20, 1998, to the Change in Control Agreement between ARM Financial Group, Inc. and Edward
                L. Zeman. (Filed herewith.)

      10.39 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and Daniel R. Gattis. (Filed herewith.)

      10.40 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and Robert H. Scott. (Filed herewith.)

     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

      10.41 Letter Amendment dated as of March 20, 1998, to the Change in Control Agreement between ARM Financial Group, Inc. and Robert
                H. Scott. (Filed herewith.)

      10.42 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and John R. McGeeney. (Filed herewith.)

      10.43 Letter Amendment dated as of March 20, 1998, to the Change in Control Agreement between ARM Financial Group, Inc. and John R. McGeeney. (Filed herewith.)

      10.44 Change in Control Agreement dated as of December 4, 1997, between ARM Financial Group, Inc. and Patricia L. Winter. (Filed herewith.)

      10.45     Letter  Amendment  dated as of March 20, 1998, to the Change in
                Control   Agreement  between  ARM  Financial  Group,  Inc.  and
                Patricia L. Winter. (Filed herewith.)

      10.46 Assignment and Assumption of Lease dated January 5, 1995, between Kleinwort Benson International Investments, Ltd. and A R M Capital Advisors, Inc. (Obligations of ARM Capital Advisors, Inc. have been fully guaranteed by ARM Financial Group, Inc.) (Incorporated by reference to the Form 10-K filed by the Company on March 30, 1995.)

      10.47 Consent to Assignment of Lease dated October 9, 1997, between ARM Financial Group, Inc., ARM Capital Advisors, Inc. and Metropolitan Life Insurance Company. (Filed herewith.)

      10.48 Lease made as of June 14, 1996, by and between Northwestern National Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

      10.49 Assignment and Assumption Agreement dated as of June 28, 1996, between Northwestern National Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

      10.50 First Amendment to Lease made as of March 1, 1997, by and between Reliastar Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 4 to the Form S-1 Registration Statement filed by the Company on June 10, 1997.)

    10.51(*) Engagement Agreement, dated March 12, 1993, between Analytical Risk Management, LTD and General American Life Insurance Company--Group Pension. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

      10.52 Consent to Assignment of Engagement Agreement, dated September 8, 1993, between General American Life Insurance Company--Group Pension. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

     EXHIBIT
     NUMBER                           DESCRIPTION
-------------------------------------------------------------------------------

      10.53 Amendment No. 1 to Engagement Agreement, dated as of August 14, 1995, between General American Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

      10.54 Amendment No. 2 to Engagement Agreement, dated September 1, 1995, between General American Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

    10.55(*) Reinsurance Agreement between General American Life Insurance Company and Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

      10.56 Amendment No. 1 to Trust Agreement effective as of April 1, 1996, among, Integrity Life Insurance Company, General American Life Insurance Company and Fleet National Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

      21.1      Subsidiaries of the Company. (Filed herewith.)

      23.1      Consent of Ernst & Young LLP. (Filed herewith.)

       27       Financial Data Schedule. (Filed herewith.)


(*) Portions of the exhibit have been omitted pursuant to the SEC granting confidential treatment under Rule 406. The omitted material has been filed separately with the SEC.

                                      SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.
                                        ARM FINANCIAL GROUP, INC.

                                        By:    /s/ MARTIN H. RUBY
                                             ----------------------------
                                             Martin H. Ruby
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 27th day of March, 1998.

                 Name                                      Title
-------------------------------------      -------------------------------------


          /s/ MARTIN H. RUBY               Chief Executive Officer and Director
-------------------------------------      (Principal Executive Officer)
 Martin H. Ruby


         /s/ EDWARD L. ZEMAN               Executive Vice President - Chief
-------------------------------------      Financial Officer (Principal
Edward L. Zeman                            Financial Officer)



          /s/ BARRY G. WARD                Controller (Principal Accounting
-------------------------------------      Officer)
Barry G. Ward


      /s/ DUDLEY J. GODFREY, JR.           Director
-------------------------------------
Dudley J. Godfrey, Jr.


         /s/ ALAN E. GOLDBERG              Director
-------------------------------------
Alan E. Goldberg


        /s/ ROBERT H. NIEHAUS              Director
-------------------------------------
Robert H. Niehaus


         /s/ EDWARD D. POWERS              Director
-------------------------------------
Edward D. Powers


         /s/ COLIN F. RAYMOND              Director
-------------------------------------
Colin F. Raymond


       /s/ IRWIN T. VANDERHOOF             Director
-------------------------------------
Irwin T. Vanderhoof

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Balance Sheets at December 31, 1997 and 1996 . . . . . . . . .F-3
Consolidated Statements of Income for the Years
  Ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . .F-5
Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .F-6
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . .F-7
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .F-8

                            REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
ARM Financial Group, Inc.

We have audited the accompanying consolidated carrying amount balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited in accordance with generally accepted auditing standards the consolidated supplemental fair value balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996. As described in Note 4, the consolidated supplemental fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the carrying amount balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the consolidated supplemental fair value balance sheets do not purport to present the net realizable, liquidation or market value of ARM Financial Group, Inc. as a whole. Furthermore, amounts ultimately realized by ARM Financial Group, Inc. from the disposal of assets may vary significantly from the fair values presented. In our opinion, the consolidated supplemental fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in Note 4.

In our opinion, the financial statements referred to in paragraph one above present fairly, in all material respects, the consolidated financial position of ARM Financial Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP


Louisville, Kentucky
February 10, 1998

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                                             Carrying Amount                    Fair Value
                                                                      -----------------------------   -----------------------------
                                                                               December 31,                    December 31,
(IN THOUSANDS)                                                             1997           1996             1997           1996
---------------------------------------------------------------------------------------------------   -----------------------------
ASSETS

Cash and investments:

     Fixed maturities, available-for-sale, at fair value
      (amortized cost: 1997-$4,021,495;  1996-$3,048,834)             $    4,068,386 $    3,054,513   $    4,068,386 $    3,054,513
     Equity securities, at fair value (cost:
      1997-$28,177; 1996-$21,268)                                             28,342         22,552           28,342         22,552
     Mortgage loans on real estate                                            16,429         36,879           16,429         36,879

     Policy loans                                                            126,114        123,466          126,114        123,466
     Cash and cash equivalents                                               228,206        110,067          228,206        110,067
                                                                      -----------------------------   -----------------------------
Total cash and investments                                                 4,467,477      3,347,477        4,467,477      3,347,477






Assets held in separate accounts:
     Guaranteed                                                            1,266,796        261,823        1,266,796        261,823
     Nonguaranteed                                                         1,173,088        873,225        1,173,088        873,225
Accrued investment income                                                     44,546         36,233           44,546         36,233
Value of insurance in force                                                   25,975         52,024               --             --
Deferred policy acquisition costs                                             87,170         59,001               --             --
Goodwill                                                                       6,523          7,636            6,523          7,636
Deferred federal income taxes                                                 31,049         35,604           51,887         42,653
Other assets                                                                  35,800         28,641           35,800         28,641
                                                                      -----------------------------   -----------------------------


Total assets                                                          $    7,138,424 $    4,701,664   $    7,046,117 $    4,597,688
                                                                      -----------------------------   -----------------------------
                                                                      -----------------------------   -----------------------------


                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                                                             Carrying Amount                    Fair Value
                                                                      -----------------------------   -----------------------------
                                                                               December 31,                    December 31,
(IN THOUSANDS)                                                             1997           1996             1997           1996
---------------------------------------------------------------------------------------------------   -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                                                   $    4,242,578 $    3,294,174   $    4,218,297 $    3,199,638
  Customer deposits in separate accounts:
    Guaranteed                                                             1,254,801        261,823        1,224,551        249,132
    Nonguaranteed                                                          1,160,595        868,336        1,109,277        829,253
  Long-term debt                                                              38,000         40,000           38,000         40,000
  Accounts payable and accrued expenses                                       18,741         22,684           18,741         22,684
  Payable for investment securities purchased                                 69,286         10,431           69,286         10,431
  Payable to reinsurer                                                         8,800         10,000            8,800         10,000
  Other liabilities                                                           38,078         12,274           38,078         12,274
                                                                      -----------------------------   -----------------------------
Total liabilities                                                          6,830,879      4,519,722        6,725,030      4,373,412



Contingencies


Shareholders' equity:
  Preferred stock, $.01 par value, $25.00 stated value; 2,300,000
    shares authorized; 2,000,000 shares issued and outstanding                50,000         50,000

  Class A Common Stock, $.01 par value; 150,000,000 and 19,259,680 shares authorized, respectively;  21,316,068 and 16,799,976
    shares issued and outstanding, respectively                                  213              *

  Class B Common Stock, $.01 par value; 50,000,000 and 762,480 shares authorized, respectively; 1,947,646 and 706,000
    shares issued and outstanding, respectively                                   19              *

  Additional paid-in capital                                                 211,430        124,609
  Net unrealized gains on available-for-sale securities                       20,300          3,669
  Retained earnings                                                           25,583          3,664
                                                                      -----------------------------
Total shareholders' equity                                                   307,545        181,942          321,087        224,276
                                                                      -----------------------------   -----------------------------

Total liabilities and shareholders' equity                            $    7,138,424 $    4,701,664   $    7,046,117 $    4,597,688
                                                                      -----------------------------   -----------------------------
                                                                      -----------------------------   -----------------------------


* LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Year Ended December 31,
                                                                             -------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          1997           1996           1995
------------------------------------------------------------------------------------------------------------------------
Investment income                                                            $     329,979  $     250,031  $     196,024
Interest credited on customer deposits                                            (247,418)      (182,161)      (146,867)
                                                                             -------------------------------------------
          Net investment spread                                                     82,561         67,870         49,157

Fee income:
     Variable annuity fees                                                          14,630         10,786          7,238
     Asset management fees                                                           8,595          5,780          3,161
     Other fee income                                                                1,386          1,267            949
                                                                             -------------------------------------------
          Total fee income                                                          24,611         17,833         11,348

Other income and expenses:
     Surrender charges                                                               4,482          5,024          3,339
     Operating expenses                                                            (32,528)       (31,055)       (22,957)
     Commissions, net of deferrals                                                  (2,218)        (2,372)        (1,557)
     Interest expense on debt                                                       (2,517)        (3,146)        (3,461)
     Amortization:
          Deferred policy acquisition costs                                        (10,416)        (6,835)        (2,932)
          Value of insurance in force                                               (9,293)        (7,320)        (7,104)
          Acquisition-related deferred charges                                        (503)        (1,503)        (9,920)
          Goodwill                                                                    (424)          (488)          (358)

     Non-recurring charges:
          Stock-based compensation                                                  (8,145)            --             --
          Other                                                                     (6,678)        (5,004)            --
     Other, net                                                                       (386)        (5,366)          (687)
                                                                             -------------------------------------------
          Total other income and expenses                                          (68,626)       (58,065)       (45,637)

Realized investment gains                                                            3,192            907          4,048
                                                                             -------------------------------------------

Income before income taxes                                                          41,738         28,545         18,916
Income tax expense                                                                 (14,139)        (5,167)        (7,026)
                                                                             -------------------------------------------
Net income                                                                          27,599         23,378         11,890

Dividends on preferred stock                                                        (4,750)        (4,750)        (4,750)
                                                                             -------------------------------------------
Net income applicable to common shareholders                                 $      22,849  $      18,628  $       7,140
                                                                             -------------------------------------------
                                                                             -------------------------------------------

Net income per common share (basic)                                          $        1.11  $        1.06  $        0.49
                                                                             -------------------------------------------
                                                                             -------------------------------------------

Net income per common and common equivalent share (diluted)                  $        1.07  $        1.06  $        0.49
                                                                             -------------------------------------------
                                                                             -------------------------------------------

Cash dividends paid per common share                                         $        0.04  $          --  $          --
                                                                             -------------------------------------------
                                                                             -------------------------------------------


SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Net
                                                                                           Unrealized
                                                                                              Gains
                                                                                           (Losses) on
                                                   Class A       Class B      Additional    Available-                    Total
                                    Preferred       Common        Common       Paid-In       for-Sale      Retained   Shareholders'
(IN THOUSANDS)                        Stock         Stock         Stock        Capital      Securities     Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995          $     50,000  $          *  $          *  $     62,920  $   (104,949) $    (22,104) $     (14,133)

     Issuance of  6,897,620
          shares of Class A
          common stock                                     *                      61,505                                     61,505
     Net income                                                                                               11,890         11,890
     Dividends on preferred stock                                                                             (4,750)        (4,750)
     Change in net unrealized
          losses on available-
          for-sale securities                                                                  133,479                      133,479
                             ------------------------------------------------------------------------------------------------------
Balance, December 31, 1995              50,000             *             *       124,425        28,530       (14,964)       187,991

     Issuance of 18,356 shares of
          Class A common stock                             *                         184                                        184
     Net income                                                                                               23,378         23,378
     Dividends on preferred stock                                                                             (4,750)        (4,750)
     Change in net unrealized
          gains on available-for-
          sale securities                                                                      (24,861)                     (24,861)
                             ------------------------------------------------------------------------------------------------------
Balance, December 31, 1996              50,000             *             *       124,609         3,669         3,664        181,942

     Recapitalization of Class A
          and Class B common
          stock                                          156            19          (175)                                        --
     Issuance of 5,750,000 shares
          of Class A Common Stock
          from initial public
          offering                                        57                      78,755                                     78,812
     Issuance of 7,743 shares of
          Class A Common Stock
          from exercise of stock
          options                                          *                          96                                         96
     Net income                                                                                               27,599         27,599
     Dividends on preferred stock                                                                             (4,750)        (4,750)
     Dividends on common stock                                                                                  (930)          (930)
     Stock-based compensation
          charge                                                                   8,145                                      8,145
     Change in net unrealized
          gains on available-for-
          sale securities                                                                       16,631                       16,631
                             ------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        $     50,000  $        213  $         19  $    211,430  $     20,300  $     25,583  $     307,545
                             ------------------------------------------------------------------------------------------------------
                             ------------------------------------------------------------------------------------------------------

*    LESS THAN $1,000.

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                         -------------------------------------------
(IN THOUSANDS)                                                                                1997          1996           1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                               $      27,599 $      23,378  $      11,890
Adjustments to reconcile net income to cash flows provided by operating activities:
     Interest credited on general account customer deposits                                    212,964       172,202        136,824
     Stock-based compensation charge                                                             8,145            --             --
     Realized investment gains                                                                  (3,192)         (907)        (4,048)
     Amortization of value of insurance in force and deferred policy
               acquisition costs                                                                19,709        14,155         10,036
     Other amortization                                                                          1,426         1,374         12,406
     Deferral of policy acquisition and other costs                                            (40,033)      (24,202)       (24,505)
     Deferred tax expense                                                                        1,003         2,554          6,385
     (Increase) decrease in accrued investment income                                           (8,313)          149         (1,609)
     Changes in other assets and liabilities                                                    (3,243)        4,171         (9,020)
                                                                                         -------------------------------------------
Cash flows provided by operating activities                                                    216,065       192,874        138,359

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
     Purchases                                                                              (4,710,312)   (2,716,010)    (1,498,623)
     Maturities and redemptions                                                                445,772       241,391        205,319
     Sales                                                                                   3,355,461     1,922,689      1,197,468
Other investments:
     Purchases                                                                                 (72,283)      (55,995)        (7,891)
     Maturities and redemptions                                                                 20,806         7,310         24,377
     Sales                                                                                      62,196        42,961         36,119
Policy loans, net                                                                               (2,648)       (5,938)        (6,428)
Transfers (to) from the separate accounts:
     Purchase of assets held in separate accounts                                           (1,066,348)     (302,993)      (226,812)
     Proceeds from sale of assets held in separate accounts                                    110,524        83,077         45,249
Cash and cash equivalents acquired in excess of purchase price paid for
     substantially all assets of SBM Company                                                        --            --         36,490
                                                                                         -------------------------------------------
Cash flows used in investing activities                                                     (1,856,832)     (783,508)      (194,732)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Amounts received from customers from the sale of general
     and separate account products                                                           2,268,496     1,072,323        425,628
Amounts paid to customers for benefits and withdrawals related
     to general and separate account products                                                 (579,618)     (441,944)      (406,977)
Net proceeds from issuance of common stock                                                      80,308           184         63,505
Organizational, debt and stock issuance costs                                                   (1,400)           --         (2,000)
Principal payment on long-term debt                                                             (2,000)           --             --
Change in payable to reinsurer                                                                  (1,200)       10,000             --
Dividends on common stock                                                                         (930)           --             --
Dividends on preferred stock                                                                    (4,750)       (4,750)        (4,750)
Change in repurchase agreement liability                                                            --       (12,008)        12,008
                                                                                         -------------------------------------------
Cash flows provided by financing activities                                                  1,758,906       623,805         87,414
                                                                                         -------------------------------------------

Increase in cash and cash equivalents                                                          118,139        33,171         31,041

Cash and cash equivalents at beginning of year                                                 110,067        76,896         45,855
                                                                                         -------------------------------------------
Cash and cash equivalents at end of year                                                 $     228,206 $     110,067  $      76,896
                                                                                         -------------------------------------------
                                                                                         -------------------------------------------
Supplemental cash flow information:
     Interest paid on debt                                                               $       1,837 $       2,613  $       2,736
                                                                                         -------------------------------------------
                                                                                         -------------------------------------------
     Income taxes paid                                                                   $       2,943 $       7,230  $          --
                                                                                         -------------------------------------------
                                                                                         -------------------------------------------

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     ARM Financial Group, Inc. (the "Company") specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's retail products include a variety of fixed, indexed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including independent broker-dealers, independent agents, stockbrokers, and financial institutions. The Company offers institutional products, such as funding agreements and guaranteed investment contracts ("GICs") directly to bank trust departments, plan sponsors, cash management funds, corporate treasurers, and other institutional investors.

     The Company derives its earnings from the net investment spread and fee income generated by the assets it manages. With retail and institutional spread products offered by the Company, the Company's insurance and face-amount certificate subsidiaries agree to return customer deposits with interest at a specified rate or based on a specified index (e.g., LIBOR, S&P 500 -- both defined below). As a result, the Company's insurance and face-amount certificate subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With retail variable products offered by the Company, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts investment risk associated with their chosen mutual fund options. Because the investment risk is borne by the customer, this business requires significantly less capital support than spread-based business.

     The Company conducts its different businesses through a variety of subsidiaries. Retail fixed, indexed and variable annuities and institutional funding agreements and GICs are issued by the Company's insurance subsidiaries, Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company ("National Integrity") (collectively, the "Integrity Companies"). ARM Securities Corporation ("ARM Securities"), a registered broker-dealer, provides a distribution channel for selling affiliated and nonaffiliated retail products. SBM Certificate Company is an issuer of face-amount certificates, a retail product similar to certificates of deposit issued by banks.

     The Company received initial start-up capital as partial funding for the acquisition of the Integrity Companies through the private issuance of common stock in November 1993. In June 1995, the Company received additional capital to fund the acquisition of substantially all of the assets and business operations of SBM Company ("SBM") also through the private issuance of common stock. Such capital was primarily provided by certain private equity funds sponsored by Morgan Stanley Dean Witter & Co. (the "Morgan Stanley Stockholders"). In June 1997, the Company completed an initial public offering (the "Offering") of common stock. The Morgan Stanley Stockholders owned approximately 91% of the outstanding shares of the Company's common stock prior to the Offering and, as a result of the Offering, owned approximately 53% at December 31, 1997. At December 31,

1997, approximately 40% of the outstanding shares of the Company's common stock was publicly held, with the remainder being nonregistered common stock issued to certain original private investors of the Company (excluding the Morgan Stanley Stockholders).

     The Company had no significant business activity until November 26, 1993, when it acquired the Integrity Companies resulting in $2.3 billion of assets under management. Assets under management have grown to $6.9 billion as of December 31, 1997.

BASIS OF PRESENTATION
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year's presentation.

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

     Realized gains and losses on the sale of investments are determined based upon the average cost method and include provisions for other-than-temporary impairments where appropriate. In addition, the amortization of value of insurance in force and deferred policy acquisition costs is adjusted for gains and losses realized on sales of investments which support customer deposits. The adjustment to amortization associated with such realized gains and losses is included in Realized Investment Gains in the consolidated statements of income.

VALUE OF INSURANCE IN FORCE, DEFERRED POLICY ACQUISITION COSTS AND GOODWILL
     A portion of the purchase price paid for the insurance subsidiaries was allocated to the value of insurance in force based on the actuarially-determined present value of the expected pretax future profits from the business assuming a discount rate of 13%. This present value amount was reduced to the extent that the fair value of the net assets acquired including the value of insurance in force exceeded the purchase price allocated to the insurance subsidiaries. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date. Recoverability of the value of insurance in force is evaluated quarterly by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense. To the extent recoverable from future gross profits, costs of producing new business (primarily commissions and certain policy issuance and marketing costs) which vary with and are primarily related to the production of new business are deferred. Value of insurance in force and deferred policy acquisition costs are amortized in proportion to the emergence of future gross profits, including related realized investment gains and losses, over the estimated term of the underlying policies. In addition, an adjustment is made to value of insurance in force and deferred policy acquisition costs equal to the change in amortization that would have been recorded if unrealized gains and losses on available-for-sale securities had been realized as of the balance sheet date.

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

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS
     Assets held in separate accounts of the Company's insurance subsidiaries are segregated from other investments and are not subject to claims that arise out of any other business of the Company. The separate accounts include customer deposits and related invested assets, for retail and institutional spread products (guaranteed) and retail variable products (nonguaranteed). Separate account assets and liabilities are carried at estimated fair values. Investment income and interest credited on customer deposits related to spread product deposits are included as such in the statements of income. The Company receives administrative fees for managing retail variable product deposits and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the statements of income.

     During 1996, the Company began offering an equity-indexed annuity product through its separate accounts which aims to meet consumer demand for equity investments with downside protection. In connection with this product, the Company's separate accounts purchased call options based on the S&P 500 Composite Stock Price Index ("S&P 500"). The options perform as a hedge against the Company's obligation to pay equity-indexed annuity policyholders returns tied to the S&P 500. As of December 31, 1997 and 1996, these options are carried at fair value and unrealized gains and losses increase or decrease obligations to policyholders.

CUSTOMER DEPOSITS
     For single and flexible premium deferred annuities, single premium endowments, face-amount certificates, funding agreements, and guaranteed investment contracts, customer deposits represent account values before applicable surrender charges. Such account values represent premiums and deposits received, plus interest credited, less withdrawals and assessed fees. For structured settlements and other single premium immediate annuities, customer deposits represent the present value of future benefit payments and maintenance expenses. The interest rate used in determining such present value was approximately 7.35% as of December 31, 1997.

RECOGNITION OF FEE INCOME
     Variable annuity fees and asset management fees are recorded in income as earned. Other fee income includes marketing partnership fees earned related to ventures with other insurance companies and certain fees earned by ARM Securities (primarily net retained commissions). Premiums and deposits received from customers are not included in the statements of income.

FEDERAL INCOME TAXES
     Deferred income tax reflects the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating and capital losses.

NET INCOME PER SHARE OF COMMON STOCK
     In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which superseded Accounting Principles Board Opinion No. 15 of the same name. Earnings per share for all periods presented reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

2.   ACQUISITIONS

SBM COMPANY
     Effective May 31, 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM, including all of the issued and outstanding capital stock of SBM's subsidiaries, State Bond and Mortgage Life Insurance Company ("SBM Life"), SBM Financial Services, Inc. (which subsequently changed its name to ARM Securities), SBM Certificate

Company, and SBM's management contracts with six mutual funds (the "State Bond Mutual Funds").

     The aggregate purchase price for the acquisition was $38.8 million. The Company financed the acquisition by issuing approximately 6.9 million shares of the Company's Class A common stock, primarily to the Morgan Stanley Stockholders, for an aggregate sale price of $63.5 million. The Company used the proceeds from the issuance of new common equity in excess of the aggregate purchase price for the acquisition to make a $19.9 million capital contribution to SBM Life and acquire all of the issued and outstanding capital stock of SBM Certificate Company from SBM Life for a purchase price of $3.3 million.

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

ARM CAPITAL ADVISORS
     On January 5, 1995, the Company completed the acquisition of substantially all the assets and business of the U.S. fixed income unit of Kleinwort Benson Investment Management Americas Inc. ("KBIMA"), including its third-party account asset management operations. KBIMA provided investment advisory services to the Company during 1994. The business acquired became part of the then newly-formed ARM Capital Advisors, Inc. ("ARM Capital Advisors"). ARM Capital Advisors is a registered investment advisor and wholly owned subsidiary of the Company. ARM Capital Advisors' management of third-party accounts generated asset management fees of $8.6 million, $4.2 million and $2.2 million during 1997, 1996 and 1995, respectively. Although third-party assets managed by ARM Capital Advisors grew since the acquisition, the Company believes that market attitudes towards developing an asset management business for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. Accordingly, on November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors to a newly formed subsidiary, ARM Capital Advisors, LLC ("New ARMCA"), and sold an 80% interest therein to ARM Capital Advisors Holdings, LLC, an entity controlled by Emad A. Zikry, the President of ARM Capital Advisors prior to the sale. The Company recognized an immaterial gain on the sale. The Company has continued to engage New ARMCA as its investment adviser but will consider retaining other investment management firms as it deems appropriate. The terms of the sale provided for a transition period following the sale through December 31, 1997 whereby the Company (i) provided all accounting and administrative services required by New ARMCA and paid all of its costs and expenses and (ii) received all of the gross revenues of New ARMCA. After the sale, ARM Capital Advisors was renamed Integrity Capital Advisors, Inc.

INTEGRITY COMPANIES
     On November 26, 1993, the Company completed the acquisition of the Integrity Companies from the National Mutual Life Association of Australasia Limited ("National Mutual"). In connection with the acquisition, National Mutual provided the Integrity Companies with indemnification as to future claims for taxes, assessments from guaranty funds, and claims from litigation, which arise from preclosing events.

3.   INVESTMENTS

The amortized cost and estimated fair values of available-for-sale securities were as follows:


                                                                                      GROSS       GROSS
                                                                                   UNREALIZED   UNREALIZED   ESTIMATED
(IN THOUSANDS)                                                            COST        GAINS       LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997:

     Fixed Maturities:

          Mortgage-backed securities                                   $1,828,062  $    29,881  $     3,456  $1,854,487

          Corporate securities                                          1,390,274       35,875       16,134   1,410,015

          Asset-backed securities                                         400,276        1,981        1,832     400,425

          U.S. Treasury securities and obligations of
               U.S. government agencies                                   318,583        1,464          371     319,676

          Foreign governments                                              79,466        1,633        1,867      79,232

          Obligations of state and political subdivisions                   4,834           12          295       4,551
                                                                       ------------------------------------------------
     Total fixed maturities                                             4,021,495       70,846       23,955   4,068,386

     Equity securities                                                     28,177          309          144      28,342
                                                                       ------------------------------------------------
          Total available-for-sale securities                          $4,049,672  $    71,155  $    24,099  $4,096,728
                                                                       ------------------------------------------------
                                                                       ------------------------------------------------

DECEMBER 31, 1996:

     Fixed Maturities:

          Mortgage-backed securities                                   $1,459,851  $    19,393  $    11,644  $1,467,600

          Corporate securities                                            992,003       13,260       13,693     991,570

          Asset-backed securities                                         299,365          686        1,951     298,100

          U.S. Treasury securities and obligations of
               U.S. government agencies                                   247,041        1,363        1,481     246,923

          Foreign governments                                              45,611          611          462      45,760

          Obligations of state and political subdivisions                   4,963            3          406       4,560
                                                                       ------------------------------------------------
     Total fixed maturities                                             3,048,834       35,316       29,637   3,054,513

     Equity securities                                                     21,268        1,286            2      22,552
                                                                       ------------------------------------------------
          Total available-for-sale securities                          $3,070,102  $    36,602  $    29,639  $3,077,065
                                                                       ------------------------------------------------
                                                                       ------------------------------------------------

     The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are shown below:


                                                       December 31, 1997
                                                     -----------------------
                                                                  Estimated
(IN THOUSANDS)                                           Cost     Fair Value
----------------------------------------------------------------------------
Due in one year or less                              $   13,522   $   13,584
Due after one year through five years                   143,662      143,102
Due after five years through ten years                  335,043      333,618
Due after ten years                                   1,300,930    1,323,169
Asset-backed securities                                 400,276      400,426
Mortgage-backed securities                            1,828,062    1,854,487
Equity securities                                        28,177       28,342
                                                     -----------------------
     Total available-for-sale securities             $4,049,672   $4,096,728
                                                     -----------------------
                                                     -----------------------


     Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities (including floating-rate securities) provide for periodic payments throughout their lives.

     During 1997, 1996 and 1995, gross gains of $45.0 million, $33.5 million and $24.1 million, respectively, and gross losses of $36.0 million, $18.9 million and $15.6 million, respectively, were realized on sales of fixed maturities. For the years ended December 31, 1997 and 1996, the Company recorded losses of $4.0 million and $15.2 million related to write-downs to the fair value of investments in fixed income securities. For the years ended December 31, 1997 and 1996, the recognition of net realized gains on investments supporting customer deposits resulted in an increase in the amortization of value of insurance in force of $3.0 million and $1.9 million, respectively, and in an increase in the amortization of deferred policy acquisition costs of $0.4 million and $28,000, respectively.

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



                                                                December 31,
                                                            --------------------
(IN THOUSANDS)                                                 1997      1996
--------------------------------------------------------------------------------
Net unrealized gains on available-for-sale securities
 before adjustments for the following:                      $ 47,056  $  6,963

   Amortization of value of insurance in force and
    deferred policy acquisition costs                        (15,825)   (1,318)

   Deferred federal income taxes                             (10,931)   (1,976)
                                                            --------------------
     Net unrealized gains on available-for-sale securities  $ 20,300  $  3,669
                                                            --------------------
                                                            --------------------

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains on available-for-sale securities) at December 31, 1997 and 1996, other than investments in affiliates and investments issued or guaranteed by the United States government are as follows. Such securities were 99.8% and 97.4% investment grade at December 31, 1997 and 1996, respectively.


                                                                     Carrying
(IN MILLIONS)                                                         Amount
--------------------------------------------------------------------------------
1997:
  Fixed maturities:
     Aames Mortgage Trust                                          $     31.7
     Aircraft Lease Portfolio Securities                                 34.6
     Bear Stearns Mortgage Securities                                    39.7
     Countrywide Mortgage Backed                                         39.1
     CRAVE Trust                                                         52.7
     Delta Funding Home Equity Loan Trust                                31.6
     DLJ Mortgage Acceptance Corporation                                 75.9
     First Chicago/Lennar                                                34.5
     General Electric Capital Mortgage Services                          33.4
     Greenwich Capital Acceptance                                        50.6
     Headlands Mortgage Securities, Inc.                                 30.5
     J.P. Morgan & Company                                               35.9
     LB Mortgage Trust                                                   62.9
     Merit Securities Corporation                                        55.3
     Norwest Asset Securities Corporation                                64.5
     PNC Mortgage Securities Corporation                                 46.7
     Residential Accredit Loans                                          47.1
     Residential Asset Securities Trust                                  50.4
     Residential Funding                                                 47.3
     Salomon Brothers Mortgage Securities VII                            95.4
     Sears Mortgage Securities                                           29.8
     Structured Asset Securities Corporation                             64.6


1996:
  Fixed maturities:
     ABN AMRO Bank                                                       19.3
     Advanta Corporation                                                 20.1
     Aircraft Lease Portfolio Securities                                 27.4
     American President Company                                          18.4
     Amresco Residential Mortgage Loan                                   23.8
     Augusta Funding LTD VI                                              20.0
     Augusta Funding LTD VIII                                            24.8
     Bear Stearns Company                                                30.4
     Chevy Chase Master Credit Card Trust                                20.0
     Commonwealth Edison Company                                         19.2
     Conseco Commercial Mortgage                                         20.2
     Countrywide Home Loans                                              29.1
     Countrywide Mortgage Backed                                         50.7
     Delta Funding Home Equity Loan Trust                                17.9
     DLJ Acceptance Corporation                                          58.7
     First USA Credit Card Trust                                         25.0
     Ford Motor Corporation                                              25.0
     General Electric Capital Mortgage                                   91.3
     Greenwich Capital Acceptance                                        36.8
     Guardian National Acceptance Corporation                            21.4
     J.P. Morgan & Company                                               24.8
     LB Mortgage Trust                                                   27.3
     Lehman Brothers Holdings                                            23.5
     Matterhorn One, Ltd.                                                45.2
     Merit Securities Corporation                                        30.0
     Mobil Producing Nigeria                                             19.0
     National Westminster Bank                                           22.3
     Paine Webber Group, Incorporated                                    29.4
     Philadelphia Electric                                               18.5
     Residential Funding Mortgage                                        44.0
     Resolution Trust Corporation                                        47.0
     Ryland Mortgage Securities Corporation                              34.4
     Salomon Brothers Mortgage Securities VII                            22.2
     Structured Asset Securities Corporation                            106.2
     TCI Communications, Incorporated                                    23.9
     Tenaga Nasional Berhad                                              19.2
     Time Warner Entertainment Company, L.P.                             21.6
     TMS Home Equity Loan Trust                                          48.0
     Wilshire Manufactured Housing Trust                                 22.9

  Equity securities:
          Santander Finance, Ltd.                                        19.2

     The components of investment income were:



                                               Year Ended December 31,
                                           -------------------------------
(IN THOUSANDS)                                1997       1996      1995
--------------------------------------------------------------------------
Fixed maturities                           $ 300,327  $ 228,473  $ 177,123
Policy loans                                   8,925      8,629      7,579
Mortgage loans on real estate                  4,038      4,321      6,712
Cash and cash equivalents                     13,514      5,705      3,096
Income from other investments                  3,175      2,903      1,514
                                           -------------------------------
     Investment income                     $ 329,979  $ 250,031  $ 196,024
                                           -------------------------------
                                           -------------------------------


     At December 31, 1997, the fair value of futures contracts, call and put options and interest rate swaps held by the Company was $11.3 million. These derivative financial instruments are used to hedge specific market value risks associated with the Company's equity-indexed annuity products and separate account seed money investments and interest rate risks associated with certain institutional spread deposits. The derivative financial instruments are not held for trading purposes and are classified on the Company's balance sheet as assets held in guaranteed separate accounts. The derivative financial instruments hedge items carried at fair value and are therefore marked to market with unrealized gains and losses recognized through the separate account statements of operations. The Company is exposed to credit-related losses in the event of nonperformance by counter parties to the derivative financial instruments, but does not expect any counter parties to fail to meet their obligations given their high credit ratings.

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

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS
   The fair value of assets held in guaranteed separate accounts is primarily based on quoted market prices of fixed maturity securities held in such separate accounts. The fair value of customer deposits in guaranteed separate accounts is based on the account values of the underlying policies, plus or minus market value adjustments. Fair values of assets and customer deposits in nonguaranteed separate accounts is based on the quoted market prices of the underlying mutual funds. The reduction in fair values for customer deposits in separate accounts reflect the present value of future gross margins from net investment spread, product charges, distribution fees, and surrender charges.

GOODWILL
     The carrying amount of goodwill approximates fair value.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE
     Deferred policy acquisition costs and value of insurance in force do not appear on the fair value presentation because those values are implicitly considered in the determination of the fair value of the corresponding customer deposits and customer deposits in separate accounts.

 DEFERRED FEDERAL INCOME TAXES
     The deferred federal income tax asset and related valuation allowance were adjusted for federal income tax which may be incurred as a result of the differences between the estimated fair values and carrying amounts of the assets and liabilities.

CUSTOMER DEPOSITS
     The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using rates from a current market yield curve for assets with similar durations. The fair value amounts of the remaining customer deposits, primarily related to deferred annuity contracts, single premium endowment contracts, and funding agreements and GICs, represent the estimated present value of cash flows using current market rates and the duration of the liabilities.

LONG-TERM DEBT AND PAYABLE TO REINSURER
     The carrying amounts of long-term debt and payable to reinsurer approximate fair value.

OTHER ASSETS AND LIABILITIES
     The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

5.   VALUE OF INSURANCE IN FORCE

     The following provides information on the value of insurance in force during 1997, 1996 and 1995:


                                                                                              Year Ended December 31,
                                                                                     -----------------------------------------
(IN THOUSANDS)                                                                           1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------
Amortization excluding effects of realized and unrealized investment gains
  and losses                                                                         $  (11,798)    $  (10,474)    $  (10,490)
Interest accrued on unamortized balance                                                   2,505          3,154          3,386
                                                                                     -----------------------------------------
Net amortization as reported in the statements of income                                 (9,293)        (7,320)        (7,104)
Amortization related to realized investment gains and losses(a)                          (2,987)        (1,890)        (2,562)

Change in amortization related to unrealized gains and losses on available-
  for-sale securities(b)                                                                (13,769)        13,180        (14,170)
Addition resulting from the acquisition of SBM Life                                          --             --         61,131
Recognition of acquired tax benefits                                                         --         (2,997)       (18,004)
                                                                                     -----------------------------------------
Net change in value of insurance in force                                               (26,049)           973         19,291
Balance at beginning of period                                                           52,024         51,051         31,760
                                                                                     -----------------------------------------
Balance at end of period                                                             $   25,975     $   52,024     $   51,051
                                                                                     -----------------------------------------
                                                                                     -----------------------------------------

(a)  Included in Realized Investment Gains in the statements of income.
(b)  Included in Change in Net Unrealized Gains and Losses on
     Available-for-Sale Securities in the statements of shareholders' equity.


     The interest rates used to accrue interest on the unamortized value of insurance in force are consistent with the rates credited on acquired policies and range from 5% to 8%. Net amortization of the value of insurance in force, excluding the effects of realized and unrealized investment gains and losses, in each of the following years is estimated to be: 1998 -- $7.0 million; 1999 -- $6.1 million; 2000 -- $4.9 million; 2001 -- $4.0 million; and 2002 -- $3.4 million.

6.   NON-RECURRING CHARGES

     The Company recorded non-recurring charges of $14.8 million for the year ended December 31, 1997, including a one-time non-cash stock-based compensation charge of $8.1 million (see Note 10), and costs primarily related to the relocation and consolidation of the Company's operations facilities from Columbus, Ohio to Louisville, Kentucky. The Company recorded a $5.0 million non-recurring charge in 1996, including $3.2 million for facilities consolidation charges and costs of $1.8 million primarily related to merger and acquisition activities that did not result in a transaction.

7.   DEBT

LONG-TERM DEBT
     On June 24, 1997, the Company entered into a Credit Agreement to provide the Company with a new senior revolving credit facility. The maximum amount that may be borrowed under this Credit Agreement is $75 million, of which $38 million was drawn on June 24, 1997 and used to repay $38 million of outstanding borrowings under the Company's prior Credit Agreement, which was terminated. Borrowings under the new Credit Agreement bear a floating interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 0.325% to 0.875%, depending on the ratings of the Company's preferred stock. The Credit Agreement has a variable annual commitment fee which can range from 0.10% to 0.25% of the unused portion of the borrowing, depending on the ratings of the Company's preferred stock. The Credit Agreement matures on June 24, 2002, subject to optional prepayment and contingent upon the Company's compliance with various financial covenants.

PAYABLE TO REINSURER
     The Company holds $8.8 million of funds withheld under a modified coinsurance reinsurance agreement related to a block of variable annuity contracts. This liability bears a floating interest rate indexed to the LIBOR. Repayment is scheduled for equal quarterly installments over the next five years.

8.   INCOME TAXES

     The components of the provision for income tax expense consist of the following:


                                      Year Ended December 31,
                                -----------------------------------
(IN THOUSANDS)                     1997        1996         1995
-------------------------------------------------------------------
Current                         $  13,136   $    2,613   $      641
Deferred                            1,003        2,554        6,385
                                -----------------------------------
Total income tax expense        $  14,139   $    5,167   $    7,026
                                -----------------------------------
                                -----------------------------------

     Significant components of the deferred tax liabilities and assets as of December 31, 1997 and 1996 were:


(IN THOUSANDS)                                                 1997     1996
-------------------------------------------------------------------------------
Deferred tax assets:
     Difference between GAAP and tax reserves              $  78,404  $  72,513
     Net operating loss carryforward                          13,863     11,783
     Other                                                    16,285     10,752
                                                           --------------------
          Total deferred tax assets                          108,552     95,048
     Valuation allowance for deferred tax assets             (36,568)   (38,798)
                                                           --------------------
          Net deferred tax assets                             71,984     56,250


Deferred tax liabilities:
     Deferred policy acquisition costs                        26,096     16,910
     Net unrealized gains on available-for-sale securities    10,931      1,976
     Other                                                     3,908      1,760
                                                           --------------------
          Total deferred tax liabilities                      40,935     20,646
                                                           --------------------
Total deferred federal income taxes                        $  31,049  $  35,604
                                                           --------------------
                                                           --------------------

     In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits will be applied to first reduce the balance of intangible assets related to the acquisition, such as value of insurance in force and goodwill.

     A full valuation allowance was provided on the difference between deferred tax assets and liabilities of the Integrity Companies as of the acquisition date resulting in zero deferred federal income taxes at that date. Based on the Integrity Companies' ability to generate taxable income in the post-acquisition period and projections of future taxable income, the Integrity Companies' valuation allowance was reduced by $8.0 million, $11.0 million and $27.9 million during 1997, 1996 and 1995, respectively. As a result of realizing such benefits, the value of insurance in force was reduced by $3.0 million and $18.0 million during 1996 and 1995, respectively. The balance of goodwill was also reduced by $0.7 million during 1997 and $1.0 million during 1995. Additionally, the Company has established a full valuation allowance on its non-life net operating loss carryforwards. Realization of these carryforward benefits is dependent on future non-life earnings.

     The Company files a consolidated federal income tax return with its non-life subsidiaries, but is not currently eligible to file with its life insurance subsidiaries. Accordingly, Integrity and National Integrity file a consolidated federal life insurance company income tax return.

     Income tax expense differs from that computed using the federal income tax rate of 35% for the following reasons:


                                                      Year Ended December 31,
                                                  ------------------------------
(IN THOUSANDS)                                         1997     1996     1995
--------------------------------------------------------------------------------
Income tax expense at statutory rate              $  14,608  $ 9,991  $ 6,621
Increase (decrease) in valuation allowance           (1,540)  (5,490)   1,052
Other                                                 1,071      666     (647)
                                                  ------------------------------
     Total income tax expense                     $  14,139  $ 5,167  $ 7,026
                                                  ------------------------------
                                                  ------------------------------

     The Company had net operating loss carryforwards of approximately $39.6 million, $33.7 million and $43.8 million at December 31, 1997, 1996 and 1995, respectively. The net operating loss carryforwards expire in years 2005 to 2012.

9.   STATUTORY INFORMATION

     Following is a reconciliation of income based on statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company's insurance subsidiaries with GAAP net income reported in the accompanying statements of income:


                                                                                        Year Ended December 31,
                                                                                  -------------------------------------
(IN THOUSANDS)                                                                          1997       1996       1995
-----------------------------------------------------------------------------------------------------------------------
Insurance subsidiaries (statutory-basis)(1)                                       $  49,718   $  38,769   $  31,179
Non-insurance companies(2)                                                            3,273         927         255
                                                                                  -------------------------------------
     Consolidated statutory-basis pretax operating income                            52,991      39,696      31,434 (3)

Reconciling items:
     Amortization of interest maintenance reserve                                    (3,920)     (4,091)     (3,905)
     Adjustments to customer deposits                                               (16,004)     (2,324)     (5,994)
     Interest expense on debt                                                        (2,517)     (3,146)     (3,461)
     Deferral of policy acquisition costs, net of amortization                       29,331      16,223      16,650
     Amortization of value of insurance in force                                     (9,293)     (7,320)     (7,104)
     Amortization of acquisition-related deferred charges and goodwill                 (927)     (1,991)    (10,278)
     Adjustments to invested asset carrying values at acquisition date                 (107)       (572)       (769)
     Non-recurring charges                                                          (14,823)     (5,004)         --
     Realized investment gains                                                        3,192         907       4,048
     Other                                                                            3,815      (3,833)     (1,705)
                                                                                  -------------------------------------
GAAP-basis:
     Income before income taxes                                                      41,738      28,545      18,916
     Income tax expense                                                             (14,139)     (5,167)     (7,026)
                                                                                  -------------------------------------
     Net income                                                                      27,599      23,378      11,890
     Dividends on preferred stock                                                    (4,750)     (4,750)     (4,750)
                                                                                  -------------------------------------
     Net income applicable to common shareholders                                    22,849      18,628       7,140
     Exclude, net of tax:
          Realized investment gains                                                  (2,075)       (590)     (2,631)
          Non-recurring charges                                                      14,823       4,539          --
          Income from defined benefit pension plan asset management operations       (1,448)       (350)         --
                                                                                  -------------------------------------
     Operating earnings(4)                                                        $  34,149   $  22,227   $   4,509
                                                                                  -------------------------------------
                                                                                  -------------------------------------


(1) Insurance company general account and separate account statutory-basis pretax income excluding realized gains and losses.
(2) Non-insurance company pretax income excluding amortization of acquisition-related deferred charges, interest expense on debt, realized investment gains and losses, and non-recurring corporate costs and charges related to acquisition, financing and restructuring activities.
(3) Includes the results of operations of the acquired SBM businesses for the seven months ended December 31, 1995.
(4) Net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold during November 1997.

     Dividends that the Company may receive from Integrity in any year without prior approval of the Ohio Insurance Director are limited by statute to the greater of (i) 10% of Integrity's statutory capital and surplus as of the preceding December 31 and (ii) Integrity's statutory net income for the preceding year. For 1998, the maximum dividend payments that may be paid by Integrity to the Company without prior regulatory approval are $38.2 million.

     The consolidated statutory capital and surplus of the Company's insurance subsidiaries was $211.8 million and $163.8 million at December 31, 1997 and 1996, respectively. In addition, the consolidated statutory asset valuation reserve ("AVR") of the Company's insurance subsidiaries was $24.9 million and $15.6 million at December 31, 1997 and 1996, respectively (excluding statutory voluntary investment reserves of $5.3 million and $12.5 million). The AVR is generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators.

     The National Association of Insurance Commissioners Risk-Based Capital ("RBC") requirements attempt to evaluate the adequacy of a life insurance company's statutory-basis adjusted capital and surplus in relation to investment, insurance and other business risks. The RBC formula is used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action and is not designed to be a basis for ranking the financial strength of insurance companies. In addition, the formula establishes a minimum capital standard which supplements the prevailing system of low fixed minimum capital and surplus. The RBC requirements provide for four different levels of regulatory attention depending on the ratio of the company's adjusted capital and surplus to its RBC. As of December 31, 1997 and 1996, the adjusted capital and surplus of Integrity and National Integrity are substantially in excess of the minimum level of RBC that would require regulatory response.

10.  SHAREHOLDERS' EQUITY

PREFERRED STOCK
     During 1993, the Company issued 2,000,000 shares of non-voting 9.5% Cumulative Perpetual Preferred Stock, stated value $25, in connection with the acquisition of the Integrity Companies. Cash dividends at a rate of 9.5% per annum per share are payable quarterly (equivalent to an annual amount of $2.375 per share). The shares of preferred stock may not be redeemed prior to December 15, 1998. On or after December 15, 1998, the Company may, at its option, redeem all or part of the shares at a redemption price of $25 per share.

INITIAL PUBLIC OFFERING OF COMMON STOCK
     In June 1997, the Company completed an initial public offering of 9.2 million shares of Class A common stock, par value $.01 per share (the "Class
A Common Stock"), of which 5.75 million shares were sold by the Company and 3.45 million shares were sold by the Morgan Stanley Stockholders. The net proceeds of the Offering to the Company were $78.8 million, after deducting underwriting discounts and commissions and other expenses of the Offering payable by the Company. On June 30, 1997, the Company used a portion of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company plans to also use the net proceeds to enhance the

Company's retail market presence, to consolidate operating locations and for other corporate purposes, which may include acquisitions.

     Concurrent with the closing of the Offering, the Company amended and restated its Certificate of Incorporation to effectuate a recapitalization such that (i) the common equity of the Company consists of Class A Common Stock and Class B Non-Voting Common Stock, par value $.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), (ii) authorized shares of the Class A Common Stock and Class B Common Stock were increased to 150 million shares and 50 million shares, respectively, (iii) each outstanding share of common stock of the Company was converted into one share of Class A Common Stock, (iv) certain shares of the Class A Common Stock owned by the Morgan Stanley Stockholders were converted into Class B Common Stock such that, after giving effect to such conversion, but not giving effect to the Offering, the Morgan Stanley Stockholders owned, in the aggregate, 49% of the outstanding Class A Common Stock, and (v) each share of Common Stock was split into 706 shares of Common Stock. Holders of Class B Common Stock have no right to vote on matters submitted to a vote of stockholders, except in certain circumstances. Shares of the Class B Common Stock have no preemptive or other subscription rights and are convertible into an equal number of shares of Class A Common Stock (1) at the option of the holder thereof to the extent that, following such conversion, the Morgan Stanley Stockholders will not, in the aggregate, own more than 49% of the outstanding shares of Class A Common Stock, and (2) automatically upon the transfer of such shares by any Morgan Stanley Stockholder to a person that is not a Morgan Stanley Stockholder or an affiliate of a Morgan Stanley Stockholder.

     All references to number of shares, per share amounts and stock option data appearing in the financial statements and notes thereto have been restated, for all periods presented, to reflect the stock split.

STOCK OPTIONS
     The Company's Amended and Restated Stock Option Plan (the "Plan"), originally adopted in December 1993, provides for granting of options to purchase up to 2,432,170 shares of Class A common stock. In connection with the Offering, 512,980 unallocated options were granted on a pro rata basis to participants of the Plan with the exercise prices and vesting schedules of such options being the average weighted exercise prices and vesting percentages of the options previously held by such holders. As of June 30, 1997, all options of the Plan had been issued. At December 31, 1997 a total of 2,420,897 were outstanding and 1,399,399 were exercisable at an average price of $11.44. Prior to the Offering, the Plan provided that the option exercise price increased at the end of every three month period following the date of grant at a rate of 12% per annum, compounded annually, while the option remained unexercised. Concurrent with the Offering, the exercise prices applicable to the outstanding options were fixed at exercise prices ranging from $11.14 per share to $12.24 per share.

     Information with respect to the stock option plan is as follows:



                                                          Outstanding
                                                   -------------------------
                                                       Shares      Average
                                                     Subject to    Exercise
                                                       Option       Price
                                                   -------------------------
Balance at December 31, 1994                           816,136     $  7.93
Options granted                                        883,912        9.17
Options forfeited                                      (14,120)       9.21
                                                   ------------
Balance at December 31, 1995                         1,685,928        9.33

Options granted                                        240,040       10.01
Options exercised                                       (3,530)       8.88
Options forfeited                                      (38,830)      10.22
                                                   ------------
Balance at December 31, 1996                         1,883,608       10.50

Options granted                                        887,587       11.45
Options exercised                                       (7,743)      12.23
Options forfeited                                     (342,555)      11.66
                                                   ------------
Balance at December 31, 1997                         2,420,897       11.65
                                                   ------------
                                                   ------------


     Shares under options that were exercisable were 633,282 and 306,404 as of December 31, 1996 and 1995, respectively, at an average exercise price of $10.22 and $8.88. At December 31, 1997, outstanding option shares had exercise prices ranging from $11.14 to $12.24 and average contractual life remaining of 1.8 years.

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. As a result of the granting of previously unallocated options and the determination of the exercise prices for all options of the Plan which occurred in conjunction with the Offering, a one-time non-cash stock-based compensation charge of $8.1 million was recorded during June 1997. Such charge equals the aggregate difference between the $15 initial public offering price of the Class A Common Stock and the exercise prices of all of the outstanding options.

     The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1995. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effects on 1995, 1996 and 1997 net income would have been immaterial.

     In June 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan"). The 1997 Equity Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares to those officers and other key employees and consultants with potential to contribute to the future success of the Company or its subsidiaries; provided that only employees may be granted incentive stock options. The maximum amount of Class A Common Stock that may be granted under the 1997 Equity Plan is 1.6 million shares, subject to adjustment in accordance with the terms of the 1997 Equity Plan. No awards under the 1997 Equity Plan have been granted as of December 31, 1997.

EARNINGS PER SHARE
     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share ("EPS") computations:


                                           1997                  1996                  1995
                                  ------------------------------------------------------------------
                                              Per Share             Per Share             Per Share
(SHARES IN THOUSANDS)               Shares      Amount     Shares     Amount     Shares     Amount
----------------------------------------------------------------------------------------------------
Basic EPS                           20,579    $   1.11    17,498    $   1.06     14,614   $   0.49

Effect of dilutive stock options       726       (0.04)       --          --         --         --
                                  ------------------------------------------------------------------
Diluted EPS                         21,305    $   1.07    17,498    $   1.06     14,614 $     0.49
                                  ------------------------------------------------------------------
                                  ------------------------------------------------------------------

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

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(IN THOUSANDS,
EXCEPT PER SHARE DATA)                                                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
-----------------------------------------------------------------------------------------------------------------------------------
1997:
     Net investment spread                                              $      18,375  $      19,477  $      22,087  $      22,622
     Fee income                                                                 5,520          5,538          6,470          7,083
     Other income and expenses                                                (15,702)       (22,107)       (16,105)       (14,712)
     Realized investment gains                                                  2,231            420            376            165
                                                                        -----------------------------------------------------------
     Income before income taxes                                                10,424          3,328         12,828         15,158
     Income tax expense                                                        (2,814)        (3,185)        (3,735)        (4,405)
                                                                        -----------------------------------------------------------
     Net income                                                                 7,610            143          9,093         10,753
     Dividends on preferred stock                                              (1,188)        (1,188)        (1,187)        (1,187)
                                                                        -----------------------------------------------------------
     Net income (loss) applicable to common shareholders                        6,422         (1,045)         7,906          9,566
     Exclude, net of tax:
          Realized investment gains                                            (1,450)          (273)          (245)          (107)
          Non-recurring charges                                                 1,445          9,333          2,489          1,556
          Income from defined benefit pension plan
               asset management operations                                       (581)          (272)          (325)          (270)
                                                                        -----------------------------------------------------------
     Operating earnings                                                 $       5,836  $       7,743  $       9,825  $      10,745
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
     Per common and common equivalent share (diluted):
          Net income (loss)                                             $        0.37  $       (0.06) $        0.33  $        0.39
          Operating earnings                                            $        0.33  $        0.42  $        0.40  $        0.44


1996:
     Net investment spread                                              $      14,078  $      17,773  $      18,003  $      18,016
     Fee income                                                                 4,162          4,201          4,964          4,506
     Other income and expenses                                                (11,779)       (13,967)       (16,572)       (15,747)
     Realized investment gains (losses)                                          (403)          (814)        (1,115)         3,239
                                                                        -----------------------------------------------------------
     Income before income taxes                                                 6,058          7,193          5,280         10,014
     Income tax expense                                                        (1,573)        (1,190)          (956)        (1,448)
                                                                        -----------------------------------------------------------
     Net income                                                                 4,485          6,003          4,324          8,566
     Dividends on preferred stock                                              (1,188)        (1,188)        (1,187)        (1,187)
                                                                        -----------------------------------------------------------
     Net income applicable to common shareholders                               3,297          4,815          3,137          7,379
     Exclude, net of tax:
          Realized investment (gains) losses                                      262            529            725         (2,106)
          Non-recurring charges                                                    --             --            940          3,599
          Income from defined benefit pension plan                                (88)           (88)           (87)           (87)
               asset management operations
                                                                        -----------------------------------------------------------
     Operating earnings                                                 $       3,471  $       5,256  $       4,715  $       8,785
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
     Per common and common equivalent share (diluted):
          Net income                                                    $        0.19  $        0.28  $        0.18  $        0.42
          Operating earnings                                            $        0.20  $        0.30  $        0.27  $        0.50


13.  SEGMENT INFORMATION

     Effective December 31, 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     The Company currently has four reportable segments: retail spread products (fixed and indexed annuities and face-amount certificates), institutional spread products (funding agreements and GICs), retail variable products (variable annuity mutual fund options), and corporate and other. The Company's corporate and other segment includes earnings on surplus of insurance subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and other various corporate expenditures that are not allocated to specific products.

     The Company's reportable segments are based on the characteristics of the product or service and the markets through which the product or service is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products and services differently. The Company evaluates performance based on operating earnings. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


                                                                                        Year Ended December 31,
                                                                             ---------------------------------------------
(IN THOUSANDS)                                                                     1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products                                                       $     220,810  $     206,296  $     185,961
Institutional spread products                                                       99,861         37,210          2,515
Retail variable products                                                            14,630         10,786          7,238
Corporate and other                                                                 19,289         13,572         11,658
                                                                             ---------------------------------------------
     Consolidated total revenues (investment income and fee income)          $     354,590  $     267,864  $     207,372
                                                                             ---------------------------------------------
                                                                             ---------------------------------------------

AMORTIZATION EXPENSE
Retail spread products                                                       $      13,951  $      10,804  $       8,422
Retail variable products                                                             5,758          3,839          1,837
Corporate and other                                                                    927          1,503         10,055
                                                                             ---------------------------------------------
     Consolidated total amortization expense                                 $      20,636  $      16,146  $      20,314
                                                                             ---------------------------------------------
                                                                             ---------------------------------------------


                                                                         Year Ended December 31,
                                                                    --------------------------------
(IN THOUSANDS)                                                          1997        1996        1995
-------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY
Retail spread products                                              $   37,618  $   34,440  $   22,072
Institutional spread products                                            9,221       3,241         250
Retail variable products                                                 5,068       4,827       3,168
Corporate and other                                                         14     (10,216)    (10,622)
                                                                    -----------------------------------
      Pretax operating earnings (before preferred stock dividends)      51,921      32,292      14,868
Income taxes on operations                                             (13,022)     (5,315)     (5,609)
Preferred stock dividends                                               (4,750)     (4,750)     (4,750)
                                                                    -----------------------------------
      Operating earnings                                                34,149      22,227       4,509
Realized investment gains                                                3,192         907       4,048
Non-recurring charges                                                  (14,823)     (5,004)         --
Income from defined benefit pension plan asset management operations     1,448         350          --
Income taxes not related to operating results                           (1,117)        148      (1,417)
                                                                    -----------------------------------
      Net income applicable to common shareholders                  $   22,849  $   18,628  $    7,140
                                                                    -----------------------------------
                                                                    -----------------------------------


ASSETS
Retail spread products                                              $3,153,040  $2,789,626  $2,887,920
Institutional spread products                                        2,542,350     891,936     143,156
Retail variable products                                             1,192,875     883,483     647,132
Corporate and other                                                    250,159     136,619     115,372
                                                                    -----------------------------------
               Consolidated total assets                            $7,138,424  $4,701,664  $3,793,580
                                                                    -----------------------------------
                                                                    -----------------------------------

14.  SUBSEQUENT EVENT

     Effective February 10, 1998, John Franco, the Company's Co-Chairman and Co-Chief Executive Officer retired. Mr. Franco had shared that title with Martin
H. Ruby since the Company was founded in 1993. As part of the retirement package for Mr. Franco, the Company will take a one-time charge of approximately $3.5 million during the first quarter of 1998. The charge will consist of (i) a $2.0 million non-cash charge for accelerating the vesting period of options held by Mr. Franco to purchase 232,647 shares of the Company's common stock and (ii) a $1.5 million charge for fulfilling remaining compensation agreements related to his employment agreement.

     Concurrent with Mr. Franco's retirement, Mr. Ruby assumed the role of Chairman and Chief Executive Officer of the Company.

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----

Report of Independent Auditors on Financial Statement Schedules. . . . . . S-2
Schedule I    Summary of Investments (Other than Investments in
              Related Parties) . . . . . . . . . . . . . . . . . . . . . . S-3
Schedule II   Condensed Financial Information of Registrant. . . . . . . . S-4
Schedule III  Supplementary Insurance Information. . . . . . . . . . . . . S-8
Schedule IV   Reinsurance. . . . . . . . . . . . . . . . . . . . . . . . . S-9
Schedule V    Valuation and Qualifying Accounts. . . . . . . . . . . . . .S-10


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

                           REPORT OF INDEPENDENT AUDITORS
                          ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
ARM Financial Group, Inc.

     We have audited the consolidated financial statements of ARM Financial Group, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 10, 1998, included elsewhere in this Annual Report (Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 14 of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Louisville, Kentucky
February 10, 1998

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                         SCHEDULE I--SUMMARY OF INVESTMENTS
                    (OTHER THAN INVESTMENTS IN RELATED PARTIES)

                                 DECEMBER 31, 1997



                                                                                                                        Amount at
                                                                                                                     Which Shown in
                                                                                                                       the Balance
                                  Type of Investment                                        Cost           Value          Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (IN THOUSANDS)
Fixed maturities:
     Bonds:
          U.S. government and government agencies and authorities                      $      318,583 $      319,676 $      319,676
          States, municipalities and political subdivisions                                     4,834          4,551          4,551
          Foreign governments                                                                  79,466         79,232         79,232
          Public utilities                                                                    173,000        178,700        178,700
          Industrial and miscellaneous                                                      3,445,612      3,486,227      3,486,227
                                                                                       --------------------------------------------
               Total fixed maturities                                                       4,021,495      4,068,386      4,068,386

Equity securities                                                                              28,177         28,342         28,342
Mortgage loans on real estate                                                                  16,429         16,429         16,429
Policy loans                                                                                  126,114        126,114        126,114
Cash and cash equivalents                                                                     228,206        228,206        228,206
                                                                                       --------------------------------------------

               Total cash and investments                                              $    4,420,421 $    4,467,477 $    4,467,477
                                                                                       --------------------------------------------
                                                                                       --------------------------------------------

                     ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

             SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              CONDENSED BALANCE SHEETS



                                                               December 31,
                                                           -------------------
(IN THOUSANDS)                                                1997       1996
------------------------------------------------------------------------------
ASSETS
  Fixed maturities, available-for-sale, at fair value      $  27,115  $     --
  Equity securities, at fair value                             5,215       109
  Cash and cash equivalents                                    7,058     3,317
  Investments in subsidiaries*                               296,431   212,423
  Receivable from subsidiaries*                                4,103     5,185
  Goodwill                                                     2,525     2,670
  Deferred federal income taxes                                  577        --
  Other assets                                                15,922     8,550
                                                           -------------------

      Total assets                                         $ 358,946  $232,254
                                                           -------------------
                                                           -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Long-term debt                                         $  38,000  $ 40,000
    Accounts payable and other liabilities                    13,401    10,312
                                                           -------------------
      Total liabilities                                       51,401    50,312

  Shareholders' equity:
    Preferred stock                                           50,000    50,000
    Common stock                                                 232        **
    Additional paid-in capital                               211,430   124,609
    Net unrealized gains on available-for-sale securities     20,300     3,669
    Retained earnings (including undistributed net income
    of subsidiaries*: 1997--$45,415; 1996--$19,110)           25,583     3,664
                                                           -------------------
      Total shareholders' equity                             307,545   181,942
                                                           -------------------

      Total liabilities and shareholders' equity           $ 358,946  $232,254
                                                           -------------------
                                                           -------------------



*    Eliminated in consolidation.
**   Less than $1,000.

SEE ACCOMPANYING NOTE.

                  ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                        CONDENSED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                     ----------------------------
(IN THOUSANDS)                                         1997      1996      1995
---------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiary*                         $ 14,934  $ 16,000  $ 12,800
  Management and service fee income*                   37,574    28,901    19,040
  Investment and other income                           3,848     1,332       689
  Realized investment gains (losses)                    1,257     3,712       (45)
                                                     ----------------------------
    Total revenues                                     57,613    49,945    32,484

Expenses:
  Operating expenses                                   38,586    31,813    22,735
  Interest expense                                      2,517     3,161     3,461
  Amortization:
    Acquisition-related deferred charges                  503     1,503     9,695
    Goodwill                                              145       145        84
  Non-recurring charges:
    Stock-based compensation                            8,145        --        --
    Other                                               6,678     5,004        --
                                                     ----------------------------
    Total expenses                                     56,574    41,626    35,975
                                                     ----------------------------
Income (loss) before federal income tax benefit
  and equity in undistributed net income of
  subsidiaries                                          1,039     8,319    (3,491)
Federal income tax benefit                                255       242       271
                                                     ----------------------------
Income (loss) before equity in undistributed net
  income of subsidiaries                                1,294     8,561    (3,220)
Equity in undistributed net income of subsidiaries*    26,305    14,817    15,110
                                                     ----------------------------

Net income                                           $ 27,599  $ 23,378  $ 11,890
                                                     ----------------------------
                                                     ----------------------------


*    Eliminated in consolidation.

SEE ACCOMPANYING NOTE.

                   ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                         CONDENSED STATEMENTS OF CASH FLOWS



                                                       Year Ended December 31,
                                                     --------------------------
(IN THOUSANDS)                                         1997     1996     1995
-------------------------------------------------------------------------------
Net cash flows provided by operating activities      $ 4,742  $ 2,962  $ 1,175

Cash flows provided by (used in) investing
activities:
  Net (purchases) sales of investments               (32,229)   2,437    5,986
  Contribution of capital to subsidiaries            (40,000)      --  (21,100)
  Acquisition of subsidiaries                             --       --  (42,134)
                                                     --------------------------
    Net cash flows (used in) provided by investing
    activities                                       (72,229)   2,437  (57,248)

Cash flows provided by (used in) financing
activities:
  Proceeds from issuance of common stock              80,308      184   63,505
  Organization, debt and stock issuance costs         (1,400)      --   (2,000)
  Principal payment on long-term debt                 (2,000)      --       --
  Dividends on common stock                             (930)      --       --
  Preferred stock dividends                           (4,750)  (4,750)  (4,750)
                                                     --------------------------
    Net cash flows provided by (used in) financing
    activities                                        71,228   (4,566)  56,755
                                                     --------------------------

Increase in cash and cash equivalents                  3,741      833      682

Cash and cash equivalents at beginning of year         3,317    2,484    1,802
                                                     --------------------------

Cash and cash equivalents at end of year             $ 7,058  $ 3,317   $2,484
                                                     --------------------------
                                                     --------------------------

SEE ACCOMPANYING NOTE.

                  ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                     Note to Condensed Financial Statements

                                December 31, 1997

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of ARM Financial Group, Inc. and subsidiaries for the year ended December 31, 1997 included herein.

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION


                                                              Customer
                                                              Deposits
                                                                and
                                                Deferred      Customer                      Interest
                                                 Policy     Deposits in                   Credited on                     Other
                                              Acquisition     Separate      Investment      Customer                   Income and
                  Segment                        Costs        Accounts       Income*        Deposits     Fee Income     Expenses*
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
December 31, 1997:
  Retail spread products                      $   35,852    $ 2,862,828    $  220,810     $  159,761    $       --     $  (23,431)
  Institutional spread products                       --      2,624,551        99,861         87,657            --         (2,983)
  Retail variable products                        51,318      1,129,064            --             --        14,630         (9,562)
  Corporate and other                                 --         41,531         9,308             --         9,981        (32,650)
                                              ------------------------------------------------------------------------------------

  Consolidated                                $   87,170    $ 6,657,974    $  329,979     $  247,418    $   24,611     $  (68,626)
                                              ------------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------------

December 31, 1996:
  Retail spread products                      $   19,919    $ 2,646,180    $  206,179     $  148,594    $      117     $  (23,262)
  Institutional spread products                       --        891,936        37,210         32,877            --         (1,092)
  Retail variable products                        39,082        844,330            --             --        10,786         (5,959)
  Corporate and other                                 --         41,887         6,642            690         6,930        (27,752)
                                              ------------------------------------------------------------------------------------

  Consolidated                                $   59,001    $ 4,424,333    $  250,031     $  182,161    $   17,833     $  (58,065)
                                              ------------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------------

December 31, 1995:
  Retail spread products                      $   14,787    $ 2,716,183    $  185,961     $  143,947    $       --     $  (19,943)
  Institutional spared products                       --        143,156         2,515          2,194            --            (71)
  Retail variable products                        28,326        617,312            --             --         7,238         (4,070)
  Corporate and other                                 --         39,954         7,548            726         4,110        (21,553)
                                              ------------------------------------------------------------------------------------

  Consolidated                                $  43,113     $ 3,516,605    $  196,024     $  146,867    $   11,348     $  (45,637)
                                              ------------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------------


* Allocation of "investment income" and "other income and expenses" is based on a number of assumptions and estimates, the results of which would change if different methods were applied.

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                              SCHEDULE IV--REINSURANCE



                                                                                                                     Percentage of
                                                                Ceded to Other    Assumed from                      Amount Assumed
                                                Gross Amount       Companies     Other Companies     Net Amount      to Net Amount
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Year Ended December 31, 1997
  Life insurance in force                     $      1,137,219  $     2,015,951  $     1,740,519   $       861,787          202.0%

Year Ended December 31, 1996
  Life insurance in force                     $      1,214,895  $     2,056,073  $     1,852,732   $     1,011,554          183.2%

Year Ended December 31, 1995
  Life insurance in force                     $      1,309,604  $     1,728,116  $       985,870   $       567,358          173.8%

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS


                                                                    Additions
                                                           ---------------------------
                                                             Charged      Charged to
                                             Beginning of      to           Other                               End of Year
                Description                      Year        Expense       Accounts          Deductions
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
Valuation allowance on deferred tax
  assets:
     1997                                    $    38,798    $     6,692    $        --      $    (8,922)(1)  $      36,568
     1996                                    $    37,336    $     2,517    $     9,949 (2)  $   (11,004)(1)  $      38,798
     1995                                    $    66,489    $     5,895    $     3,956 (3)  $   (39,004)(1)  $      37,336


(1) In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits are applied to first reduce the balance of intangible assets related to the acquisition, and then income tax expense. As such, the Company reduced its valuation allowance with an offsetting reduction to acquisition-related intangible assets such as value of insurance in force and goodwill. In addition, after acquisition-related intangible assets were reduced to zero for two of the Company's subsidiaries, the reduction in valuation allowance resulted in a reduction of income taxes. The portion of the December 31, 1994 valuation allowance related to deferred tax assets for net unrealized losses on available-for-sale securities was reduced to zero as of December 31, 1995. The Company's available-for-sale portfolios had net unrealized gains at December 31, 1997, 1996 and 1995 which did not require a valuation allowance.

(2) As the acquisition-related valuation allowance described in (1) above was initially released, the reduction in the intangible assets related to the acquisition generated additional deferred tax assets. A valuation allowance was provided for these additional deferred tax assets.

(3) Related to deferred tax assets on acquired capital losses established on May 31, 1995 in connection with the SBM acquisition.