Form 10-Q
period 1998-03-31
ARM FINANCIAL GROUP INC
filed 1998-05-15
CIK 910562

     ---------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the period ended: March 31, 1998


                           Commission file number: 33-67268

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X Yes     - No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           DATE                      CLASS                SHARES OUTSTANDING
--------------------------------------------------------------------------------
       May 14, 1998                    A                      23,397,471
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,           December 31,
(IN THOUSANDS)                                                                                         1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
ASSETS

Cash and investments:
   Fixed maturities, available-for-sale, at fair value (amortized cost: March 31,
      1998-$4,413,322; December 31, 1997-$4,021,495)                                                $4,420,538           $4,068,386
   Equity securities, at fair value (cost: March 31, 1998-$28,165; December 31,
      1997-$28,177)                                                                                     27,897               28,342
   Mortgage loans on real estate                                                                        16,235               16,429
   Policy loans                                                                                        126,300              126,114
   Cash and cash equivalents                                                                           344,079              228,206
                                                                                                ------------------------------------
Total cash and investments                                                                           4,935,049            4,467,477


Assets held in separate accounts:
   Guaranteed                                                                                        1,292,589            1,266,796
   Nonguaranteed                                                                                     1,345,118            1,173,088
Accrued investment income                                                                               50,117               44,546
Value of insurance in force                                                                             30,951               25,975
Deferred policy acquisition costs                                                                       95,914               87,170
Goodwill                                                                                                 6,229                6,523
Deferred federal income taxes                                                                           43,763               31,049
Other assets                                                                                            59,006               35,800
                                                                                                ------------------------------------

Total assets                                                                                        $7,858,736           $7,138,424
                                                                                                ------------------------------------
                                                                                                ------------------------------------


                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                                   March 31,            December 31,
(IN THOUSANDS)                                                                                       1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Customer deposits                                                                                $4,647,540           $4,242,578
   Customer deposits in separate accounts:
      Guaranteed                                                                                     1,281,509            1,254,801
      Nonguaranteed                                                                                  1,336,469            1,160,595
   Long-term debt                                                                                       38,000               38,000
   Accounts payable and accrued expenses                                                                23,004               18,741
   Payable for investment securities purchased                                                         195,026               69,286
   Payable to reinsurer                                                                                  8,330                8,800
   Other liabilities                                                                                    31,301               38,078
                                                                                                ------------------------------------
Total liabilities                                                                                    7,561,179            6,830,879

Contingencies


Shareholders' equity:
   Preferred stock, $25.00 stated value                                                                 50,000               50,000
   Class A common stock, $.01 par value, 21,441,641 and 21,316,068 shares issued and
     outstanding, respectively                                                                             214                  213
   Class B common stock, $.01 par value, 1,947,646 shares issued and outstanding                            19                   19
   Additional paid-in capital                                                                          216,024              211,430
   Retained earnings                                                                                    30,474               25,583
   Accumulated other comprehensive income from net unrealized gains on available-for-
     sale securities                                                                                       826               20,300
                                                                                                ------------------------------------
Total shareholders' equity                                                                             297,557              307,545
                                                                                                ------------------------------------
Total liabilities and shareholders' equity                                                          $7,858,736           $7,138,424
                                                                                                ------------------------------------
                                                                                                ------------------------------------

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                               1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Investment income                                                                                     $104,406              $69,700
Interest credited on customer deposits                                                                 (81,680)             (51,325)
                                                                                                ------------------------------------
      Net investment spread                                                                             22,726               18,375

Fee income:
   Variable annuity fees                                                                                 4,426                3,239
   Asset management fees                                                                                    --                1,884
   Other fee income                                                                                        232                  397
                                                                                                ------------------------------------
      Total fee income                                                                                   4,658                5,520

Other income and expenses:
   Surrender charges                                                                                     1,334                  882
   Operating expenses                                                                                   (7,550)              (8,156)
   Commissions, net of deferrals                                                                          (598)                (638)
   Interest expense on debt                                                                               (617)                (686)
   Amortization:
      Deferred policy acquisition costs                                                                 (2,724)              (2,175)
      Value of insurance in force                                                                       (1,531)              (2,241)
      Acquisition-related deferred charges                                                                (126)                (126)
      Goodwill                                                                                             (94)                (122)
   Non-recurring charges                                                                                (3,570)              (1,445)
   Other, net                                                                                             (593)                (995)
                                                                                                ------------------------------------
      Total other income and expenses                                                                  (16,069)             (15,702)


Realized investment gains                                                                                5,165                2,231
                                                                                                ------------------------------------
Income before income taxes                                                                              16,480               10,424
Income tax expense                                                                                      (5,499)              (2,814)
                                                                                                ------------------------------------

Net income                                                                                              10,981                7,610

Dividends on preferred stock                                                                            (1,188)              (1,188)
                                                                                                ------------------------------------

Net income applicable to common shareholders                                                            $9,793               $6,422
                                                                                                ------------------------------------
                                                                                                ------------------------------------

Net income per common share (basic)                                                                      $0.42                $0.37
                                                                                                ------------------------------------
                                                                                                ------------------------------------

Net income per common and common equivalent share (diluted)                                              $0.40                $0.37
                                                                                                ------------------------------------
                                                                                                ------------------------------------

Cash dividends paid per common share                                                                     $0.02                   --
                                                                                                ------------------------------------
                                                                                                ------------------------------------


SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


(IN THOUSANDS)                                                                                         1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                                            $60,234              $46,677

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
   Purchases                                                                                        (2,105,306)          (1,199,200)
   Maturities and redemptions                                                                          202,755               59,905
   Sales                                                                                             1,617,874              947,397
Other investments:
   Purchases                                                                                                --              (10,489)
   Maturities and redemptions                                                                              337                8,029
   Sales                                                                                                    75               10,892
Policy loans, net                                                                                         (186)                169
Transfers (to) from the separate accounts:
   Purchase of assets held in separate accounts                                                       (112,026)            (102,059)
   Proceeds from sale of assets held in separate accounts                                               37,657               20,383
                                                                                                ------------------------------------
Cash flows used in investing activities                                                               (358,820)            (264,973)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts received from customers from the sale of general
  account and separate account products                                                                565,728              357,581
Amounts paid to customers for benefits and withdrawals
  related to general and separate account products                                                    (149,143)            (112,693)
Principal payment on long-term debt                                                                         --               (2,000)
Change in payable to reinsurer                                                                            (470)                  --
Dividends on common stock                                                                                 (468)                  --
Dividends on preferred stock                                                                            (1,188)              (1,188)
                                                                                                ------------------------------------
Cash flows provided by financing activities                                                            414,459              241,700
                                                                                                ------------------------------------
Net increase in cash and cash equivalents                                                              115,873               23,404
Cash and cash equivalents at beginning of period                                                       228,206              110,067
                                                                                                ------------------------------------
Cash and cash equivalents at end of period                                                            $344,079             $133,471
                                                                                                ------------------------------------
                                                                                                ------------------------------------

SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    March 31, 1998


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1997.

   Certain amounts from prior years have been reclassified to conform to the current year's presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

2. INCOME TAXES

   Income tax expense differs from that computed using the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets.

3. NON-RECURRING CHARGES

   Effective February 10, 1998, John Franco, the Company's Co-Chairman and Co-Chief Executive Officer, retired. Mr. Franco had shared that title with Martin H. Ruby since the Company was founded in 1993. As part of the retirement package for Mr. Franco, the Company recorded a non-recurring charge of $3.6 million in the first quarter of 1998. The charge consisted of (i) a $2.1 million non-cash charge in connection with the vesting of the unvested portion of the options held by Mr. Franco to purchase 232,647 shares of the Company's common stock and (ii) a $1.5 million charge for fulfilling remaining compensation related to his employment agreement. Concurrent with Mr. Franco's retirement, Mr. Ruby assumed the role of Chairman and Chief Executive Officer of the Company.

   The Company recorded non-recurring charges of $1.4 million in the first quarter of 1997 primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky.

4. EARNINGS PER SHARE

   In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which superseded Accounting Principles Board Opinion No. 15 of the same name. Earnings per share ("EPS") for all periods presented reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic and, if applicable, diluted EPS, instead of primary and fully diluted EPS. Basic EPS excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

   The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

                                         Three Months Ended March 31,
                                         1998                     1997
                                 ---------------------- ----------------------
                                 Weighted                 Weighted
                                 Average    Per Share      Average   Per Share
                                  Shares      Amount       Shares      Amount
------------------------------------------------------- ----------------------
                                             (SHARES IN THOUSANDS)

Basic EPS                          23,322    $0.42           17,506    $0.37
Effect of dilutive stock options    1,030    (0.02)              --       --
                                 ---------------------- ----------------------

Diluted EPS                        24,352    $0.40           17,506    $0.37
                                 ---------------------- ----------------------
                                 ---------------------- ----------------------

5. SEGMENT INFORMATION

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

   The Company currently has four reportable segments: retail spread products (fixed and indexed annuities and face-amount certificates), institutional spread products (funding agreements, guaranteed investment contracts ("GICs") and face-amount certificates), retail variable products (fee-based variable annuity mutual fund options), and corporate and other. The Company's corporate and other segment includes earnings on surplus of insurance subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and other various corporate expenditures that are not allocated to specific products. Income tax expense and preferred stock dividends are not allocated to any segment.

   The Company's reportable segments are based on the characteristics of the product or service and the markets through which the product or service is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products and services differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold.


                                                                      Three Months Ended March 31,
                                                                      -----------------------------
(IN THOUSANDS)                                                            1998             1997
---------------------------------------------------------------------------------------------------
REVENUES

Retail spread products                                                $      55,508   $      51,959
Institutional spread products                                                46,966          16,036
Retail variable products                                                      4,426           3,239
Corporate and other                                                           2,164           3,986
                                                                      -----------------------------
    Consolidated total revenues (investment income and fee income)    $     109,064   $      75,220
                                                                      -----------------------------
                                                                      -----------------------------


EARNINGS SUMMARY
Retail spread products                                                $      10,517   $       8,726
Institutional spread products                                                 4,182           1,345
Retail variable products                                                      1,601             878
Corporate and other                                                          (1,415)         (1,892)
                                                                      -----------------------------
    Pretax operating earnings (before preferred stock dividends)             14,885           9,057

Income taxes on operations                                                   (3,691)         (2,033)
Preferred stock dividends                                                    (1,188)         (1,188)
                                                                      -----------------------------
    Operating earnings                                                       10,006           5,836

Realized investment gains, net of tax                                         3,357           1,450
Non-recurring charges                                                        (3,570)         (1,445)
Income from defined benefit pension plan asset management operations             --             581
                                                                      -----------------------------
     Net income applicable to common shareholders                     $       9,793   $       6,422
                                                                      -----------------------------
                                                                      -----------------------------


6. COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

   The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1998 and 1997 are as follows:

                                                       Three Months Ended March 31,
-----------------------------------------------------------------------------------
(IN THOUSANDS)                                             1998         1997
-----------------------------------------------------------------------------------

Net income                                              $   10,981   $    7,610
Net unrealized losses on available-for-sale securities     (19,474)     (30,390)
                                                        ---------------------------
Comprehensive income (loss)                             $   (8,493)  $  (22,780)
                                                        ---------------------------
                                                        ---------------------------

7.  SUBSEQUENT EVENTS

312 CERTIFICATE COMPANY

   The Company established a new subsidiary, 312 Certificate Company ("312"), a bankruptcy-remote, restricted special purpose corporation, to sell face-amount certificates in the institutional market. On April 24, 1998, 312 completed its first sale of a $500 million face-amount certificate to a large institutional purchaser. 312 is a wholly-owned subsidiary of ARM Face-Amount Certificate Group, which is a wholly-owned subsidiary of the Company.

PUBLIC OFFERING

   In May 1998, the Company completed a public offering of approximately 12.4 million shares of common stock held by certain private equity funds (the "Morgan Stanley Stockholders") sponsored by Morgan Stanley Dean Witter & Co. The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all Class B common stock was converted into Class A common stock.


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

   The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products (primarily fixed and indexed annuities) and institutional spread products (funding agreements, GICs and face-amount certificates). The

Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk with its retail variable products (variable annuity mutual fund options). The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including fixed, indexed and variable annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by increasing penetration in the stable value and fixed income markets and developing new products and applications. Although the Company's core business is developing and managing spread-based investment products, it has also focused on the development of its fee-based variable annuity business. Fee-based business is less capital intensive than spread-based business and provides the Company with diversified sources of income.

   On November 7, 1997 the Company transferred substantially all of the assets and operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors") to ARM Capital Advisors, LLC ("New ARMCA") and sold an 80% interest in New ARMCA. Although third-party assets managed by ARM Capital Advisors grew since 1995 when ARM Capital Advisors began its operations, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $1.9 million during the first quarter of 1997.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

   Net income during the first quarter of 1998 was $11.0 million compared to $7.6 million for the first quarter of 1997. Operating earnings (net income applicable to common shareholders, excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold) were $10.0 million and $5.8 million for the first quarter of 1998 and 1997, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to deposit growth from sales of retail and institutional spread products.

   Pro forma operating earnings for the first quarter of 1997 (operating earnings including a pro forma adjustment to reflect investment income at an assumed rate of 7.5% on the net proceeds of the Company's June 1997 initial public offering of Class A common stock assuming it occurred on January 1,
1997) were $7.0 million. Operating earnings per share (pro forma for 1997) were $0.41 and $0.29 for the first quarter of 1998 and 1997, respectively. The pro forma information for 1997 is not necessarily indicative of what would have occurred had the initial public offering occurred on the date indicated.

   Annualized pretax operating earnings for retail spread products were 1.49% and 1.33% of average assets under management of $2.82 billion and $2.63 billion for that segment during the first quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for institutional spread products were 0.60% and 0.54% of average assets under management of $2.80 billion and $1.00 billion for that segment during the first quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for retail variable products (fee business) were 0.53% and 0.41% of average assets under management of $1.20 billion and $847.9 million for that segment during the first quarter of 1998 and 1997, respectively. The Company's corporate and other segment includes earnings on surplus of insurance subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer fee operations, unallocated amortization expenses, and other various corporate expenditures that are not allocated to specific products. Income tax expense and preferred stock dividends are not allocated to any segment.

   Net investment spread for the three months ended March 31, 1998 and 1997 was as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                        -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                    1998              1997
-------------------------------------------------------------------------------------
Investment income                                       $ 104,406        $   69,700
Interest credited on customer deposits                    (81,680)          (51,325)
                                                        -----------------------------
   Net investment spread                                $  22,726        $   18,375
                                                        -----------------------------
                                                        -----------------------------


Annualized investment yield                                  7.24%             7.45%
Annualized average credited rate                            (5.94)%           (5.67)%
                                                        -----------------------------
   Investment spread rate                                    1.30%             1.78%
                                                        -----------------------------
                                                        -----------------------------

Average cash and investments (IN BILLIONS)              $    5.77        $     3.74
Average spread-based customer deposits (IN BILLIONS)    $    5.58        $     3.67

   The decrease in the overall investment spread rate from 1.78% in 1997 to 1.30% in 1998 is primarily attributable to a greater proportion of institutional spread product deposits in 1998, which generate lower spreads. Changes in investment yield and average credited rates must be analyzed in relation to the liability portfolios to which they relate. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 7.74% for the first quarter of 1998, down slightly from 7.83% for the comparable 1997 period. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.70% and 6.42% for the first quarter of 1998 and 1997, respectively. Average cash and investments related to institutional spread product deposits grew from $1.00 billion during the first quarter of 1997 to $2.80 billion during the first quarter of 1998, contributing to the aggregate decrease in investment yields. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. Crediting rates are reset monthly or quarterly based on London Interbank Offered Rates ("LIBOR") for institutional spread products and semi-annually or annually for certain fixed annuities. The increase in the average rate of interest credited on customer deposits during the first quarter of 1998 was primarily attributable to higher LIBOR compared to the first quarter of 1997 and to a greater proportion of institutional spread product deposits in 1998. To date, the Company has been able to react to changes in market interest rates and maintain an adequate investment spread without a significant effect on retail surrender and withdrawal activity, although there can be no assurance that the Company will be able to continue to do so.

   Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $4.4 million in the first quarter of 1998 from $3.2 million in the first quarter of 1997. This increase is principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds.

   Assets under management as of March 31, 1998 and 1997 were as follows:

                                                            March 31,
                                            ------------------------------------------
                                                     1998               1997
                                            ------------------------------------------
                                                       Percent of           Percent of
(DOLLARS IN MILLIONS)                         Amount      Total    Amount      Total
--------------------------------------------------------------------------------------
   Retail spread products (primarily
     fixed and indexed annuity and
     face-amount certificate deposits)       $2,815.4        37%  $2,653.5        52%

   Institutional spread products
     (funding agreement and
     GIC deposits)                            2,989.6        40    1,141.3        22

   Retail variable products
     (variable annuity deposits
     invested in mutual funds)                1,302.1        17      859.5        17

   Corporate and other:

     Off-balance sheet deposits under
        marketing partnership arrangements      233.7         3      368.7         7
     Cash and investments in excess
        of customer deposits                    190.6         3       75.1         2
                                            ------------------------------------------

Total assets under management                $7,531.4       100%  $5,098.1       100%
                                            ------------------------------------------
                                            ------------------------------------------

   The increase in total assets under management was primarily attributable to sales of floating rate funding agreements and GICs to institutional customers and an increase in retail variable product deposits attributable to variable annuity sales and the investment performance of variable annuity mutual funds due to strong stock market returns.

   Sales of retail and institutional spread products include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of retail variable products include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

   Sales by market and type of product for the three months ended March 31, 1998 and 1997 were as follows:


                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
(IN MILLIONS)                                               1998        1997
--------------------------------------------------------------------------------
Retail:
   Spread products                                          $38.0       $68.8
   Variable products                                         83.5        36.3
                                                           ---------------------
      Total retail                                          121.5       105.1

Institutional:
   Spread products                                          447.2       248.6
                                                           ---------------------
Total sales                                                $568.7      $353.7
                                                           ---------------------
                                                           ---------------------

   Sales of retail variable products increased $47.2 million over the first quarter of 1997. This increase is primarily attributable to the reintroduction and enhancement of the PINNACLE variable annuity product in late 1997. Sales of retail spread products decreased to $38.0 million for the first quarter of 1998. This decrease is related to the decline in the yield on intermediate-term
U.S. Treasury securities which is one of the factors considered in setting credited rates on retail spread products. The Company's sales strategy is to broaden its mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments. The increase in institutional sales was attributable to increased sales of institutional funding agreements.

   Net surrenders of retail spread and variable annuity products issued by the Company's insurance subsidiaries were $79.7 million in the first quarter of 1998 compared to $76.1 million in the first quarter of 1997. Surrender charge income increased to $1.3 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997. The increase in surrender charge income is attributable to a larger mix of surrenders of customer deposits acquired in connection with the 1995 acquisition of SBM Company's insurance subsidiary which have higher surrender charge penalties. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity during the first quarters of 1997 and 1998 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs. The Company has experienced minimal withdrawals (excluding scheduled interest payments) by institutional spread product customers during the first quarter of 1997 and 1998.

   Amortization of deferred policy acquisition costs related to operations was $2.7 million and $2.2 million during the three months ended March 31, 1998 and 1997, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contract.

   Amortization of value of insurance in force related to operations of $1.5 million and $2.2 million for the three months ended March 31, 1998 and 1997, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the 1995 acquisition of SBM Company's insurance subsidiary. The decrease in amortization of value of insurance in force related to operations is a result of the decrease in the value of insurance in force asset from $50.8 million at March 31, 1997 to $31.0 million at March 31, 1998.

   The Company recorded non-recurring charges of $3.6 million in the first quarter of 1998 as part of a retirement package for John Franco, the Company's Co-Chairman and Co-Chief Executive Officer. Mr. Franco retired effective February 10, 1998. These charges consisted of (i) a $2.1 million non-cash charge in connection with the vesting of the unvested portion of the options held by Mr. Franco to purchase 232,647 shares of the Company's common stock and
(ii) a $1.5 million charge for fulfilling remaining compensation related to his employment agreement. The Company recorded non-recurring charges of $1.4 million in the first quarter of 1997 primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky.

   Other expenses, net primarily includes premiums paid on agreements to reinsure the majority of the mortality risks associated with single premium endowment and variable annuity deposits.

   Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $5.2 million in the first quarter of 1998 compared to $2.2 million in the first quarter of 1997. Such realized investment gains were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

   Income tax expense was $5.5 million and $2.8 million during the three months ended March 31, 1998 and 1997, respectively, reflecting effective tax rates of 33.4% and 27.0%.

ASSET PORTFOLIO REVIEW

   The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at March 31, 1998 totaled $4.4 billion, compared with $4.0 billion at December 31, 1997, representing approximately 90% and 91% of total cash and investments, respectively. This increase in investments in fixed maturities primarily resulted from the investment of the proceeds from the sales of institutional spread products.

   The Company's cash and investments as of March 31, 1998 are detailed as follows:

                                                                Amortized Cost
                                                            ------------------------
                                                                          Percent of      Estimated
(DOLLARS IN MILLIONS)                                         Amount         Total       Fair Value
------------------------------------------------------------------------------------  --------------
Fixed maturities:
   Corporate securities                                     $1,595.6           32%       $1,599.1
   U.S. Treasury securities and obligations of U.S.
      government agencies                                      333.5            7           334.3
   Other government securities                                  84.9            2            85.9
   Asset-backed securities                                     416.5            9           415.1
   Mortgage-backed securities ("MBSs"):
      Agency pass-throughs                                      37.5            1            37.6
      Collateralized mortgage obligations ("CMOs"):
         Agency                                                258.3            5           260.4
         Non-agency                                          1,687.0           34         1,688.1
                                                            ------------------------  --------------
Total fixed maturities                                       4,413.3           90         4,420.5

Equity securities (i.e., non-redeemable preferred stock)        28.2            1            27.9
Mortgage loans on real estate                                   16.2            *            16.2
Policy loans                                                   126.3            2           126.3
Cash and cash equivalents                                      344.1            7           344.1
                                                            ------------------------  --------------
Total cash and investments                                  $4,928.1          100%       $4,935.0
                                                            ------------------------  --------------
                                                            ------------------------  --------------

* Less than 1%.


   Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMO investments at March 31, 1998 (on an amortized cost basis), 87% used mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 13% of the non-agency CMOs used commercial mortgage loans as collateral.

   The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $19.9 million and $15.3 million, respectively, at March 31, 1998. Although the interest rate environment has experienced volatility during 1997 and the first quarter of 1998, prepayments and extensions of cash flows from MBSs have not materially affected investment income of the Company.

   Asset-backed securities ("ABSs") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At March 31, 1998, home equity loan collateral represented 42% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

   Total cash and investments (on an amortized cost basis) were 93% and 95% investment grade or equivalent as of March 31, 1998 and December 31, 1997, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company has a diversified foreign portfolio of Yankee Bonds, including a limited exposure to the Asian market. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 1% of cash and investments as of March 31, 1998.

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

   At March 31, 1998 the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:

                                                              Amortized Cost
                                                           ------------------------
                                                                         Percent        Estimated
NAIC Designation (Comparable S&P Rating)                   Amount        of Total       Fair Value
----------------------------------------------------------------------------------------------------
                                                                  (Dollars in millions)

1 (AAA, AA, A)                                             $2,804.4            64%        $2,803.4
2 (BBB)                                                     1,241.5            28          1,250.6
3 (BB)                                                        204.8             4            206.3
4 (B)                                                         162.6             4            160.2
5 (CCC, CC, C)                                                   --            --               --
6 (CI, D)                                                        --            --               --
                                                           -----------------------------------------
Total fixed maturities                                     $4,413.3           100%        $4,420.5
                                                           -----------------------------------------
                                                           -----------------------------------------

   Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related deferred policy acquisition cost and value of insurance in force amortization and deferred income taxes, are charged or credited directly to shareholders' equity and classified as accumulated other comprehensive income from net unrealized gains on available-for-sale securities.

   The fluctuations in interest rates during the first quarter of 1998 resulted in net unrealized gains on available-for-sale securities which totaled $0.8 million (net of $5.7 million of related amortization of deferred policy acquisition costs and value of insurance in force and $0.4 million of deferred income taxes) at March 31, 1998, compared to net unrealized gains of $20.3 million (net of $15.8 million of related amortization of deferred policy acquisition costs and value of insurance in force and $10.9 million of deferred income taxes) at December 31, 1997. This change in net unrealized gains on available-for-sale securities for the first quarter of 1998 decreased reported shareholders' equity by $19.5 million as compared to an increase of $16.6 million for the year ended December 31, 1997. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At March 31, 1998 and December 31, 1997, shareholders' equity excluding the effects of SFAS No. 115 was $296.7 million and $287.2 million, respectively.

   Assets held in the Company's guaranteed separate accounts include $1.20 billion and $1.26 billion of cash and investments at March 31, 1998 and December 31, 1997, of which approximately 93% and 87% were fixed maturities, respectively. Total guaranteed separate account cash and investments were 98% and 99% investment grade at March 31, 1998 and December 31, 1997, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain policies under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from an insurance company's general account.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

   The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreements, dividend payments on its common and preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries, and corporate development expenditures. The Company is dependent on dividends from Integrity Life Insurance Company ("Integrity") and management and service fee income from the Company's subsidiaries to meet ongoing cash needs.

   The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of service or other fees is limited by state insurance laws. In March 1998, the Company received a cash dividend of $6.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1998 without the prior approval of the Ohio Insurance Director are $38.2 million. The Company had cash and investments at the holding company level of $44.6 million at March 31, 1998. In addition, the Company has access to bank lines of credit totaling $75.0 million at March 31, 1998, of which $37.0 million is available to the Company.

   In May 1998, the Company completed a public offering of approximately 12.4 million shares of common stock held by the Morgan Stanley Stockholders. The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all Class B common stock was converted into Class A common stock.

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

   During the three months ended March 31, 1998 and 1997, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At March 31, 1998, cash and cash equivalents totaled $344.1 million compared to $228.2 million at December 31, 1997. This increase in cash and cash equivalents is temporary and is a result of deposits for institutional spread products received prior to March 31, 1998, which were not fully invested until after March 31, 1998. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

   The Company generated cash flows of $60.2 million and $46.7 million from operating activities during the quarters ended March 31, 1998 and 1997, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $1,821.0 million and $1,026.2 million in cash flows during the quarters ended March 31, 1998 and 1997, respectively, which were offset by purchases of investments of $2,105.3 million and $1,209.7 million, respectively. An increase in investment purchases and sales activity during the first quarter of 1998 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due primarily to sales of retail and institutional spread products.

FORWARD-LOOKING STATEMENTS

   The Company has made a number of forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "expects," or similar expressions. Such forward-looking statements are based on the Company's beliefs as to its competitive position in its industry and the factors affecting its business. In particular, the statements of the Company's belief as to the growth of the long-term savings and retirement market and the stimulation of future demand for long-term savings and retirement products, including fixed, indexed and variable annuity products under the heading "General" are forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for fixed, indexed and variable annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or
(iv) the Company's strategy, which is based in part on these analyses, will be successful.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings. The Company's subsidiaries are currently involved only in routine legal and administrative proceedings incidental to the conduct of their businesses. The Company believes that none of these proceedings will have a material adverse impact to the financial position or results of operations of the Company or its subsidiaries.

ITEM 5.   OTHER INFORMATION

     The Board of Directors by unanimous written consent dated May 12, 1998, declared a quarterly dividend of 59.375 cents per share payable June 15, 1998 to holders of the 9 1/2% Cumulative Perpetual Preferred Stock of record on May 29, 1998, and a quarterly dividend of 4 cents per share payable June 15, 1998 to holders of Class A common stock of record on May 29, 1998.

     As a result of the successful public offering of Class A common stock held by the Morgan Stanley Stockholders. Messrs. Alan E. Goldberg and Robert H. Niehaus resigned from the Company's Board of Directors on May 13, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     On March 4, 1998, the Company filed a current report on Form 8-K announcing that (i) as of February 10, 1998, Martin H. Ruby was named Chief Executive Officer and Chairman of the Board of Directors and (ii) as of February 20, 1998, Patricia L. Winter was named Executive Vice
President--Investment Assurance and Institutional Products.

     EXHIBITS  (ELECTRONIC FILING ONLY)

  3(ii)    Second Amended and Restated By-Laws of ARM Financial Group, Inc.

     10 Release and Settlement Agreement effective as of February 13, 1998, entered into between Daniel R. Gattis and ARM Financial Group, Inc.

     27    Financial Data Schedule.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1998.

                                         ARM FINANCIAL GROUP, INC.



                                             By: /S/ EDWARD L. ZEMAN
                                                 ----------------------
                                             Edward L. Zeman
                                             Executive Vice President-Chief
                                             Financial Officer (Principal
                                             Financial Officer)


                                             By: /S/ BARRY G. WARD
                                                 ----------------------
                                             Barry G. Ward
                                             Controller (Principal Accounting
                                             Officer)