Form 10-Q
period 1998-06-30
ARM FINANCIAL GROUP INC
filed 1998-08-14
CIK 910562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended: June 30, 1998


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Date                          Class                  Shares Outstanding
--------------------------------------------------------------------------------
August 11, 1998                        A                        23,469,552

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,
                                                                                            1998            December 31,
(IN THOUSANDS)                                                                           (Unaudited)            1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and investments:
  Fixed maturities, available-for-sale, at fair value (amortized cost: June 30,
   1998-$5,615,744; December 31, 1997-$4,021,495)                                      $  5,605,965         $  4,068,386

  Equity securities, at fair value (cost: June 30, 1998-$31,086; December 31,
   1997-$28,177)
                                                                                             30,423               28,342
  Mortgage loans on real estate                                                              15,460               16,429
  Policy loans                                                                              125,642              126,114
  Cash and cash equivalents                                                                 204,739              228,206
                                                                                        --------------------------------
Total cash and investments                                                                5,982,229            4,467,477

Assets held in separate accounts:
  Guaranteed                                                                              1,307,690            1,266,796
  Nonguaranteed                                                                           1,441,639            1,173,088
Accrued investment income                                                                    56,556               44,546
Value of insurance in force                                                                  33,280               25,975
Deferred policy acquisition costs                                                           107,593               87,170
Goodwill                                                                                      5,935                6,523
Deferred federal income taxes                                                                50,141               31,049
Other assets                                                                                 40,746               35,800
                                                                                        --------------------------------


Total assets                                                                           $  9,025,809         $  7,138,424
                                                                                        --------------------------------
                                                                                        --------------------------------


                                                ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)





                                                                                          June 30,
                                                                                            1998            December 31,
(IN THOUSANDS)                                                                           (Unaudited)            1997
------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                                                                    $  5,418,223         $  4,242,578
  Customer deposits in separate accounts:
   Guaranteed                                                                             1,295,557            1,254,801
   Nonguaranteed                                                                          1,438,978            1,160,595
  Long-term debt                                                                             38,000               38,000
  Accounts payable and accrued expenses                                                      24,680               18,741
  Payable for investment securities purchased                                               316,404               69,286
  Payable to reinsurer                                                                        7,869                8,800
  Repurchase agreement liability                                                            150,910                    -
  Other liabilities                                                                          34,703               38,078
                                                                                        --------------------------------
Total liabilities                                                                         8,725,324            6,830,879

Contingencies

Shareholders' equity:
Cumulative perpetual preferred stock, $25.00 stated value                                    50,000               50,000
Class A common stock, $.01 par value, 23,465,806 and 21,316,068
  shares issued and outstanding, respectively                                                   235                  213
Class B common stock, $.01 par value, no shares and 1,947,646 shares
  issued and outstanding, respectively                                                            -                   19
Additional paid-in capital                                                                  216,951              211,430
Retained earnings                                                                            40,247               25,583
Accumulated other comprehensive income from net unrealized gains
  (losses) on available-for-sale securities                                                  (6,948)              20,300
                                                                                        --------------------------------
Total shareholders' equity                                                                  300,485              307,545
                                                                                        --------------------------------

Total liabilities and shareholders' equity                                             $  9,025,809         $  7,138,424
                                                                                        --------------------------------
                                                                                        --------------------------------

SEE ACCOMPANYING NOTES


                                                ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ended                        Six Months Ended
                                                                         June 30,                                June 30,
                                                            ------------------------------          ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         1998                 1997               1998                1997
------------------------------------------------------------------------------------------          ------------------------------
Investment income                                          $  115,163            $  77,759         $  219,569          $  147,459
Interest credited on customer deposits                        (92,657)             (58,282)          (174,337)           (109,607)
                                                            ------------------------------          ------------------------------
  Net investment spread                                        22,506               19,477             45,232              37,852

Fee income:
  Variable annuity fees                                         5,029                3,412              9,455               6,651
  Asset management fees                                             -                1,882                  -               3,766
  Other fee income                                                385                  450                617                 847
                                                            ------------------------------          ------------------------------
    Total fee income                                            5,414                5,744             10,072              11,264

Other income and expenses:
  Surrender charges                                             1,816                  973              3,150               1,855
  Operating expenses                                           (7,984)              (6,926)           (15,534)            (15,082)
  Commissions, net of deferrals                                  (424)                (748)            (1,022)             (1,386)
  Interest expense on debt                                       (661)                (580)            (1,278)             (1,266)
  Amortization:
    Deferred policy acquisition costs                          (3,185)              (2,436)            (5,909)             (4,611)
    Value of insurance in force                                (1,401)              (2,118)            (2,932)             (4,359)
    Acquisition-related deferred charges                         (111)                (125)              (237)               (251)
    Goodwill                                                      (93)                (106)              (187)               (228)
  Non-recurring charges:
    Stock-based compensation                                        -               (8,145)            (2,036)             (8,145)
    Other                                                      (1,105)              (1,188)            (2,639)             (2,633)
  Other, net                                                     (455)                (914)            (1,048)             (1,909)
                                                            ------------------------------          ------------------------------
    Total other income and expenses                           (13,603)             (22,313)           (29,672)            (38,015)
Realized investment gains                                       1,786                  420              6,951               2,651
                                                            ------------------------------          ------------------------------

Income before income taxes                                     16,103                3,328             32,583              13,752
Income tax expense                                             (4,208)              (3,185)            (9,707)             (5,999)
                                                            ------------------------------          ------------------------------

Net income                                                     11,895                  143             22,876               7,753

Dividends on preferred stock                                   (1,188)              (1,188)            (2,376)             (2,376)
                                                            ------------------------------          ------------------------------
Net income (loss) applicable to common
  shareholders                                             $   10,707            $  (1,045)        $   20,500           $   5,377
                                                            ------------------------------          ------------------------------
                                                            ------------------------------          ------------------------------

Net income (loss) per common share (basic)                 $     0.46            $   (0.06)        $     0.88           $    0.30
                                                            ------------------------------          ------------------------------
                                                            ------------------------------          ------------------------------
Net income (loss) per common and common
  equivalent share (diluted)                               $     0.44            $   (0.06)        $     0.84           $    0.30
                                                            ------------------------------          ------------------------------
                                                            ------------------------------          ------------------------------

Cash dividends paid per common share                       $     0.04                    -         $     0.06                   -
                                                            ------------------------------          ------------------------------
                                                            ------------------------------          ------------------------------

SEE ACCOMPANYING NOTES.



                                                ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


(IN THOUSANDS)                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     $   134,251        $   95,559

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
  Purchases                                                                      (4,501,093)       (2,508,366)
  Maturities and redemptions                                                        360,266           170,973
  Sales                                                                           2,788,703         1,978,072
Other investments:
  Purchases                                                                          (9,950)          (34,014)
  Maturities and redemptions                                                          1,214             8,740
  Sales                                                                               7,101            35,725
Policy loans, net                                                                       472               335
Transfers (to) from the separate accounts:
  Purchase of assets held in separate accounts                                     (245,506)         (387,670)
  Proceeds from sale of assets held in separate accounts                            100,442            46,561
                                                                                ------------------------------
Cash flows used in investing activities                                          (1,498,351)         (689,644)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                             (945)           78,813
Amounts received from customers                                                   1,533,766           858,715
Amounts paid to customers                                                          (338,387)         (284,407)
Principal payment on long-term debt                                                       -            (2,000)
Change in payable to reinsurer                                                         (931)             (458)
Change in repurchase agreement liability                                            150,910                 -
Dividends on common stock                                                            (1,404)                -
Dividends on preferred stock                                                         (2,376)           (2,376)
                                                                                ------------------------------
Cash flows provided by financing activities                                       1,340,633           648,287
                                                                                ------------------------------

Net increase (decrease) in cash and cash equivalents                                (23,467)           54,202

Cash and cash equivalents at beginning of period                                    228,206           110,067

                                                                                ------------------------------
Cash and cash equivalents at end of period                                      $   204,739        $  164,269
                                                                                ------------------------------
                                                                                ------------------------------

SEE ACCOMPANYING NOTES

                     ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1997.

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

3.  SHAREHOLDERS' EQUITY

PUBLIC OFFERING OF COMMON STOCK
     In May 1998, the Company completed a public offering of approximately 12.4 million shares of common stock held by certain private equity funds sponsored by Morgan Stanley Dean Witter & Co. (the "Morgan Stanley Stockholders"). The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all of the Company's outstanding Class B common stock was converted into Class A common stock.

STOCK OPTIONS
     Certain employees of the Company were granted a total of 188,000 and 207,000 stock options during April and May of 1998, respectively, under the Company's 1997 Equity Incentive Plan at exercises prices of $22.53 and $19.81 per share. Such options will automatically vest and become exercisable in four equal installments of 25% annually commencing on the first anniversary of the date of grant.

     In addition, 30,000 stock options were awarded to certain members of the board of directors of the Company in April 1998, under the Company's 1998 Non-Employee Director Stock Option Plan at an exercise price of $22.53 per share. Such options are fully vested to such directors in recognition of their tenure as directors of the Company.

4.  NON-RECURRING CHARGES

     Effective February 10, 1998, John Franco, the Company's Co-Chairman and Co-Chief Executive Officer, retired. Mr. Franco had shared that title with Martin H. Ruby since the Company was founded in 1993. As part of the retirement package for Mr. Franco, the Company recorded a non-recurring charge of $3.6 million in the first quarter of 1998. The charge consisted of (i) a $2.0 million non-cash charge in connection with the vesting of the unvested portion of the options held by Mr. Franco to purchase 232,647 shares of the Company's common stock and (ii) a $1.6 million charge for fulfilling the remaining compensation related to his employment agreement. Concurrent with Mr. Franco's retirement, Mr. Ruby assumed the role of Chairman and Chief Executive Officer of the Company.

     In addition, the Company recorded a charge of $1.1 million during the second quarter of 1998 for registration expenses associated with the Company's public offering of common stock in May 1998 (see Note 3).

     The Company recorded non-recurring charges of $10.8 million for the six months ended June 30, 1997 including a non-cash stock-based compensation expense charge of $8.1 million in connection with the Company's initial public offering of common stock and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky. The stock-based compensation expense charge represents the aggregate difference between the $15 per share initial public offering price of Class A common stock and the exercise prices of the then-outstanding options.

5.   EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which superseded Accounting Principles Board Opinion No. 15 of the same name. Earnings per share ("EPS") for all periods presented reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic and, if applicable, diluted EPS, instead of primary and fully diluted EPS. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

                                            Three Months Ended June 30,
                                    --------------------------------------------
                                           1998                     1997
                                    -------------------      -------------------
                                    Weighted                 Weighted
                                    Average   Per Share      Average   Per Share
(SHARES IN THOUSANDS)                Shares     Amount        Shares     Amount
--------------------------------------------------------------------------------
 Basic EPS                          23,408    $    0.46      18,201   $   (.06)
 Effect of dilutive stock options      929         (.02)        118          -
                                    -------------------      ------------------
 Diluted EPS                        24,337    $    0.44      18,319   $   (.06)
                                    -------------------      ------------------
                                    -------------------      ------------------

                                              Six Months Ended June 30,
                                    --------------------------------------------
                                           1998                     1997
                                    -------------------      -------------------
                                    Weighted                 Weighted
                                    Average   Per Share      Average   Per Share
(SHARES IN THOUSANDS)                Shares     Amount        Shares     Amount
--------------------------------------------------------------------------------
 Basic EPS                          23,365      $  0.88      17,855    $  0.30
 Effect of dilutive stock options      981         (.04)         50          -
                                    -------------------      ------------------
 Diluted EPS                        24,346      $  0.84      17,905    $  0.30
                                    -------------------      ------------------
                                    -------------------      ------------------

6.   SEGMENT INFORMATION

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

     The Company currently has four reportable segments: retail spread products and options (fixed and indexed annuities and face-amount certificates), institutional spread products (funding agreements, guaranteed investment contracts ("GICs") and face-amount certificates), retail variable fund options (fee-based variable annuity mutual fund options), and corporate and other. The Company's corporate and other segment includes investment income on the surplus assets of its insurance subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and other various corporate expenditures that are not allocated to specific products. Income tax expense and preferred stock dividends are not allocated to any segment.

     The Company's reportable segments are based on the characteristics of the product and the markets through which the product is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold.

     Segment revenues and earnings for the three and six months ended June 30, 1998 and 1997 are as follows:


                                                                             Three Months Ended June 30,
                                                                           ------------------------------
(IN THOUSANDS)                                                                1998                1997
---------------------------------------------------------------------------------------------------------
REVENUES

Retail spread products and options                                        $   54,180          $   55,382
Institutional spread products                                                 58,829              20,869
Retail variable fund options                                                   5,029               3,412
Corporate and other                                                            2,539               3,840
                                                                           ------------------------------
  Consolidated total revenues (investment income and fee income)          $  120,577          $   83,503
                                                                           ------------------------------
                                                                           ------------------------------

EARNINGS
Retail spread products and options                                        $    9,502          $    9,006
Institutional spread products                                                  4,336               2,170
Retail variable fund options                                                   2,094                 989
Corporate and other                                                             (510)               (196)
                                                                           ------------------------------
  Pretax operating earnings (before preferred stock dividends)                15,422              11,969
Income taxes on operations                                                    (3,583)             (3,038)
Preferred stock dividends                                                     (1,188)             (1,188)
                                                                           ------------------------------
  Operating earnings                                                          10,651               7,743
Realized investment gains, net of tax                                          1,161                 420
Non-recurring charges                                                         (1,105)             (9,480)
Income from defined benefit pension plan asset management operations               -                 272
                                                                           ------------------------------
  Net income applicable to common shareholders                            $   10,707          $   (1,045)
                                                                           ------------------------------
                                                                           ------------------------------


                                                                              Six Months Ended June 30,
                                                                           ------------------------------
(IN THOUSANDS)                                                                1998                1997
---------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                        $  109,688          $  107,341
Institutional spread products                                                105,795              36,905
Retail variable fund options                                                   9,455               6,651
Corporate and other                                                            4,703               7,826
                                                                           ------------------------------
  Consolidated total revenues (investment income and fee income)          $  229,641          $  158,723
                                                                           ------------------------------
                                                                           ------------------------------

EARNINGS
Retail spread products and options                                        $   20,019          $   17,732
Institutional spread products                                                  8,518               3,515
Retail variable fund options                                                   3,695               1,875
Corporate and other                                                           (1,925)             (2,096)
                                                                           ------------------------------
  Pretax operating earnings (before preferred stock dividends)                30,307              21,026
Income taxes on operations                                                    (7,274)             (5,071)
Preferred stock dividends                                                     (2,376)             (2,376)
                                                                           ------------------------------
  Operating earnings                                                          20,657              13,579
Realized investment gains, net of tax                                          4,518               2,651
Non-recurring charges                                                         (4,675)            (11,706)
Income from defined benefit pension plan asset management operations               -                 853
                                                                           ------------------------------
  Net income applicable to common shareholders                            $   20,500          $    5,377
                                                                           ------------------------------
                                                                           ------------------------------

7.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

     The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                                             Three Months Ended June 30,
                                                                           ------------------------------
(IN THOUSANDS)                                                                1998                1997
---------------------------------------------------------------------------------------------------------
Net income                                                                $   11,895          $      143
Net unrealized gains (losses) on available-for-sale securities                (7,774)             31,859
                                                                           ------------------------------
Comprehensive income                                                      $    4,121          $   32,002
                                                                           ------------------------------
                                                                           ------------------------------

                                                                              Six Months Ended June 30,
                                                                           ------------------------------
(IN THOUSANDS)                                                                1998                1997
---------------------------------------------------------------------------------------------------------
Net income                                                                $   22,876           $   7,753
Net unrealized gains (losses) on available-for-sale securities               (27,248)              1,469
                                                                           ------------------------------
Comprehensive income (loss)                                               $   (4,372)          $   9,222
                                                                           ------------------------------
                                                                           ------------------------------

8.   DERIVATIVES AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. To the extent that a derivative is ineffective as a hedge, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

9.   SUBSEQUENT EVENTS

     In July 1998, the Company completed a $75 million offering of Series A Fixed/Adjustable Rate Cumulative Preferred Stock ("Preferred Stock") with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the sale of the Preferred Stock will be used for the redemption of the Company's existing preferred stock, which may be redeemed on or after December 15, 1998, and for other general corporate purposes.

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

     The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products and options (primarily fixed and indexed annuities) and institutional spread products (funding agreements, GICs and face-amount certificates). The Company receives a fee in exchange for managing customers' deposits and the customers accept the investment risk with its retail variable fund options (variable annuity mutual fund options). The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including fixed, indexed and variable annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by increasing penetration in the stable value and fixed income markets and developing new products and applications. Although the Company's core business is developing and managing spread-based investment products, it continues to focus on the development of its fee-based variable annuity business. Fee-based business is less capital intensive than spread-based business and provides the Company with diversified sources of income.

     On November 7, 1997 the Company transferred substantially all of the assets and operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors") to ARM Capital Advisors, LLC ("New ARMCA") and sold an 80% interest in New ARMCA. Although third-party assets managed by ARM Capital Advisors grew since 1995 when ARM Capital Advisors began its operations, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $3.8 million and $1.9 million during the six and three months ended June 30, 1997, respectively.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Net income during the six months ended June 30, 1998 was $22.9 million compared to $7.8 million for the six months ended June 30, 1997. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold) were $20.7 million and $13.6 million for the six months ended
June 30, 1998 and 1997, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to the growth of assets under management which increased from $5.6 billion at June 30, 1997 to $8.4 billion at June 30, 1998.

     Pro forma operating earnings for the six months ended June 30, 1997 (operating earnings including a pro forma adjustment to reflect investment income at an assumed rate of 7.5% on the net proceeds of the Company's June 1997 initial public offering of Class A common stock assuming it occurred on January 1, 1997) were $15.8 million. Operating earnings per diluted share (pro forma for
1997) were $0.85 and $0.66 for the six months ended June 30, 1998 and 1997, respectively. The pro forma information for 1997 is not necessarily indicative of what would have occurred had the initial public offering occurred on the date indicated.

     Annualized pretax operating earnings for retail spread products and options were 1.43% and 1.32% of average assets under management of $2.81 billion and $2.68 billion for that segment during the six months ended June 30, 1998 and 1997, respectively. Annualized pretax operating earnings for institutional spread products were 0.53% and 0.63% of average assets under management of $3.18 billion and $1.11 billion for that segment during the six months ended June 30, 1998 and 1997, respectively. Annualized pretax operating earnings for retail variable fund options (fee business) were 0.58% and 0.43% of average assets under management of $1.27 billion and $0.88 billion for that segment during the six months ended June 30, 1998 and 1997, respectively.

     Net investment spread for the six months ended June 30, 1998 and 1997 was as follows:

                                                                              Six Months Ended June 30,
                                                                           ------------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                                       1998                1997
---------------------------------------------------------------------------------------------------------
Investment income                                                         $  219,569          $  147,459
Interest credited on customer deposits                                      (174,337)           (109,607)
                                                                           ------------------------------
  Net investment spread                                                   $   45,232          $   37,852
                                                                           ------------------------------
                                                                           ------------------------------

Annualized investment yield                                                     7.11%               7.49%
Annualized average credited rate                                               (5.87%)             (5.77%)
                                                                           ------------------------------
  Investment spread rate                                                        1.24%               1.72%
                                                                           ------------------------------
                                                                           ------------------------------

Average cash and investments (IN BILLIONS)                                $     6.18          $     3.94

Average spread-based customer deposits (IN BILLIONS)                      $     5.99          $     3.83

     Changes in investment yield and average credited rates must be analyzed in relation to the liability portfolios to which they relate. The decrease in the overall investment spread rate from 1.72% in 1997 to 1.24% in 1998 is primarily attributable to a greater proportion of institutional spread product deposits in 1998, which generate lower spreads. In addition, lower market interest rates and a flatter U.S. Treasury yield curve during 1998 contributed to suppressed investment returns. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 7.60% for the first half of 1998, a decrease from 7.83% for the comparable 1997 period. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.64% and 6.62% for the six months ended June 30, 1998 and 1997, respectively. Average cash and investments related to institutional spread product deposits grew from $1.1 billion during the six months ended June 30, 1997 to $3.2 billion during the six months ended June 30, 1998, contributing to the aggregate decrease in investment yields. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. For institutional spread products, crediting rates are reset monthly or quarterly based on London Interbank Offered Rates ("LIBOR") and semi-annually or annually for certain fixed annuities. The increase in the average rate of interest credited on customer deposits during the six months ended June 30, 1998 was primarily attributable to the greater proportion of institutional spread product deposits and to higher LIBOR compared to the six months ended June 30, 1997.

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $9.5 million in the six months ended June 30, 1998 from $6.7 million in the six months ended June 30, 1997. This increase is primarily attributable to asset growth from the receipt of variable annuity deposits and from a stock market-driven increase in the value of existing variable annuity deposits invested in mutual funds.

          Assets under management as of June 30, 1998 and 1997 were as follows:


                                                                                                June 30,
                                                                          -----------------------------------------------------
                                                                                     1998                       1997
                                                                          ----------------------------  -----------------------
                                                                                           Percent of                Percent of
(DOLLARS IN MILLIONS)                                                        Amount           Total         Amount      Total
-------------------------------------------------------------------------------------------------------------------------------
Retail spread products and options (primarily fixed
 and indexed annuity deposits)                                            $  2,782.8           33%      $  2,856.6         51%
Institutional spread products (funding agreement,
 GIC and face-amount certificate deposits)                                   3,811.4           45          1,302.5         24
Retail variable fund options (variable annuity
 deposits invested in mutual funds)                                          1,404.7           17            964.7         17
Corporate and other:
  Off-balance sheet deposits under marketing partnership arrangements          233.7            3            257.4          5
  Cash and investments in excess of customer deposits                          201.9            2            170.2          3
                                                                           ----------------------------------------------------

Total assets under management                                             $  8,434.5          100%      $  5,551.4        100%
                                                                           ----------------------------------------------------
                                                                           ----------------------------------------------------

     The increase in total assets under management was primarily attributable to sales of floating rate funding agreements, GICs and face-amount certificates to institutional customers and an increase in retail variable fund option deposits attributable to variable annuity sales and the investment performance of variable annuity mutual funds due to strong stock market returns.

     Sales of retail and institutional spread products and options include premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries. Sales of retail variable fund options include premiums for the investment portfolio options of variable annuity products issued by the Company's insurance subsidiaries.

     Sales by market and type of product for the six months ended June 30, 1998 and 1997 were as follows:


                                                     Six Months Ended June 30,
                                                   ----------------------------
(IN MILLIONS)                                         1998              1997
-------------------------------------------------------------------------------
Retail:
  Spread products                                  $    64.1         $   289.7
  Variable products:
    Spread options                                      36.0              28.8
    Fund options                                       164.6              62.4
                                                   ----------------------------
      Total variable products                          200.6              91.2
                                                   ----------------------------
Total retail                                           264.7             380.9

Institutional:
  Spread products                                    1,266.0             460.8
                                                   ----------------------------

Total sales                                        $ 1,530.7         $   841.7
                                                   ----------------------------
                                                   ----------------------------

     Sales of retail variable products during the six months ended June 30, 1998 increased $109.4 million over the six months ended June 30, 1997. This increase is primarily attributable to continued growth in sales of the PINNACLE variable annuity product. Retail variable products sales include spread-based systematic transfer option sales which are transferred into other products and options within one year. Sales of retail spread products decreased to $64.1 million for the six months ended June 30, 1998. The decrease is related to the decline in the yield on intermediate-term U.S. Treasury securities which is one of the factors considered in setting credited rates on retail spread products. Retail spread product sales of $289.7 million during the six months ended June 30, 1997 were a result of the spike up in market interest rates early in 1997. The Company continues its sales strategy of developing a broad mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments. The increase in institutional sales is primarily attributable to the sale of a $500 million face-amount certificate through the newly formed subsidiary, ARM Face-Amount Certificate Group, Inc., and its subsidiary 312 Certificate Company, as well as increased sales of institutional funding agreements.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $184.0 million in the six months ended June 30, 1998 compared to $155.1 million for the six months ended June 30, 1997. Surrender charge income increased to $3.2 million for the six months ended June 30, 1998 from $1.9 million for the six months ended June 30, 1997. The increase in surrender charge income is attributable to a larger mix of surrenders of customer deposits acquired in connection with the 1995 acquisition of SBM Company's insurance subsidiary which have higher surrender charge penalties. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity during the first six months of 1997 and 1998 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs. The Company has experienced minimal withdrawals (excluding scheduled interest payments) by institutional spread product customers during the first six months of 1997 and 1998.

     Operating expenses were $15.5 million for the six months ended June 30, 1998 compared to $15.1 million for the six months ended June 30, 1997.

     Amortization of deferred policy acquisition costs related to operations was $5.9 million and $4.6 million during the six months ended June 30, 1998 and 1997, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Amortization of value of insurance in force related to operations of $2.9 million and $4.4 million for the six months ended June 30, 1998 and 1997, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the 1995 acquisition of SBM Company's insurance subsidiary. The decrease in amortization of value of insurance in force related to operations is a result of the decrease in the value of insurance in force asset from $46.6 million at June 30, 1997 to $33.3 million at June 30, 1998.

     The Company recorded non-recurring charges of $4.7 million in the six months ended June 30, 1998 of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to registration expenses associated with the Company's secondary offering of common stock. The Company recorded non-recurring charges of $10.8 million for the six months ended June 30, 1997 which included a non-cash stock-based compensation expense charge and other non-recurring costs primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky.

     Other expenses, net primarily includes premiums paid on agreements to reinsure the majority of the mortality risks associated with single premium endowment and variable annuity deposits.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $7.0 million during the six months ended June 30, 1998 compared to $2.7 million during the six months ended June 30, 1997. Such realized investment gains were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Income tax expense was $9.7 million and $6.0 million during the six months ended June 30, 1998 and 1997, respectively, reflecting effective tax rates of 29.8% and 43.6% as a percentage of pretax income. If the 1997 non-recurring stock-based compensation expense charge was added back to pretax income, the effective tax rate for the six months ended June 30, 1997 would be 27.4%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carryforwards.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Net income during the second quarter of 1998 was $11.9 million compared to $143,000 for the second quarter of 1997. Operating earnings were $10.7 million and $7.7 million for the second quarters of 1998 and 1997, respectively. Operating earnings for the second quarter of 1998 were positively impacted by increased institutional assets under management from strong sales and increased variable annuity assets under management from solid sales results and positive stock market performance.

     Pro forma operating earnings for the second quarter of 1997 were $8.8 million. Operating earnings per share (pro forma for 1997) were $0.44 and $0.37 for the second quarter of 1998 and 1997, respectively.

     Annualized pretax operating earnings for retail spread products and options were 1.36% and 1.32% of average assets under management of $2.80 billion and $2.73 billion for that segment during the second quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for institutional spread products were 0.49% and 0.71% of average assets under management of $3.57 billion and $1.23 billion for that segment during the second quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for retail variable fund options (fee business) were 0.62% and 0.44% of average assets under management of $1.35 billion and $0.90 billion for that segment during the second quarter of 1998 and 1997, respectively

     Net investment spread for the three months ended June 30, 1998 and 1997 was as follows:

                                                         Three Months Ended
                                                              June 30,
                                                      ------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                 1998           1997
------------------------------------------------------------------------------
Investment income                                    $ 115,163      $  77,759
Interest credited on customer deposits                 (92,657)       (58,282)
                                                      ------------------------
  Net investment spread                              $  22,506      $  19,477
                                                      ------------------------
                                                      ------------------------

Annualized investment yield                               7.02%          7.58%
Annualized average credited rate                         (5.84%)        (5.87%)
                                                      ------------------------
  Investment spread rate                                  1.18%          1.71%
                                                      ------------------------
                                                      ------------------------

Average cash and investments (IN BILLIONS)           $    6.56      $    4.09
Average spread-based customer deposits (IN BILLIONS) $    6.36      $    3.99


     The decrease in the overall investment spread rate from 1.71% in 1997 to 1.18% in 1998 is primarily attributable to a greater proportion of institutional spread product deposits in 1998, which generate lower spreads. In addition, lower market interest rates and a flatter U.S. Treasury yield curve during 1998 contributed to suppressed investment returns. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 7.53% for the second quarter of 1998, a decrease from 7.92% for the comparable 1997 period. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.60% and 6.79% for the second quarter of 1998 and 1997, respectively. Average cash and investments related to institutional spread product deposits grew from $1.2 billion during the second quarter of 1997 to $3.6 billion during the second quarter of 1998, contributing to the aggregate decrease in investment yields.

     Sales by market and type of product for the three months ended June 30, 1998 and 1997 were as follows:


                                                     Three Months Ended June 30,
                                                     ---------------------------
(IN MILLIONS)                                           1998           1997
--------------------------------------------------------------------------------
Retail:
  Spread products                                     $   30.8       $  227.5
  Variable products:
    Spread options                                        19.5           16.5
    Fund options                                          92.9           31.8
                                                      --------------------------
      Total variable products                            112.4           48.3
                                                      --------------------------
    Total retail                                         143.2          275.8

Institutional:
  Spread products                                        818.8          212.2

Total sales                                           $  962.0       $  488.0
                                                      --------------------------
                                                      --------------------------

     Sales of retail variable products during the second quarter of 1998 increased $64.1 million over the second quarter of 1997. This increase is primarily attributable to continued growth in sales of the PINNACLE variable annuity product. Sales of retail spread products decreased to $30.8 million for the second quarter of 1998. The decrease is related to the decline in the yield on intermediate-term U.S. Treasury securities which is one of the factors considered in setting credited rates on retail spread products. Retail spread product sales of $227.5 million during the second quarter of 1997 were a result of the spike up in market interest rates early in 1997. The increase in institutional sales is primarily attributable to the sale of a $500 million face-amount certificate through the Company's newly formed wholly owned subsidiary, ARM Face-Amount Certificate Group, Inc., and its subsidiary 312 Certificate Company, as well as increased sales of institutional funding agreements.

     Net surrenders of retail spread and variable annuity products issued by the Company's insurance subsidiaries were $83.0 million for the three months ended June 30, 1998 compared to $79.0 million in the second quarter of 1997. Surrender charge income increased to $1.8 million in the second quarter of 1998 from $1.0 million for the three months ended June 30, 1997. The increase in surrender charge income is attributable to a larger mix of surrenders of customer deposits acquired in connection with the 1995 acquisition of SBM Company's insurance subsidiary which have higher surrender charge penalties.

     Operating expenses were $8.0 million in the second quarter of 1998 compared $6.9 million in the second quarter of 1997.

     Amortization of deferred policy acquisition costs related to operations was $3.2 million and $2.4 million during the three months ended June 30, 1998 and 1997, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products.

     Amortization of value of insurance in force related to operations was $1.4 million and $2.1 million for the three months ended June 30, 1998 and 1997, respectively. The decrease in amortization of value of insurance in force related to operations is a result of the decrease in the value of insurance in force asset from $46.6 million at June 30, 1997 to $33.3 million at June 30, 1998.

     The Company recorded non-recurring charges of $1.1 million and $9.3 million for the three months ended June 30, 1998 and 1997, respectively. The 1998 charge is for registration expenses associated with the Company's public offering of common stock in May. The 1997 charge includes a non-cash stock-based compensation charge of $8.1 million in connection with the Company's initial public offering of common stock.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $1.8 million in the second quarter of 1998 compared to $0.4 million in the second quarter of 1997. Such realized investment gains were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

     Income tax expense was $4.2 million and $3.2 million during the three
months ended    June 30, 1998 and 1997, respectively, reflecting effective tax rates of 26.1% and 27.8% (after adding back the 1997 non-recurring stock-based compensation expense charge for comparability purposes).

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at June 30, 1998 totaled $5.6 billion, compared with $4.0 billion at December 31, 1997, representing approximately 94% and 91% of total cash and investments, respectively. This increase in investments in fixed maturities primarily resulted from the investment of the proceeds from the sales of institutional spread products.

     The Company's cash and investments as of June 30, 1998 are detailed as follows:


                                                                            Amortized Cost
                                                                      -------------------------
                                                                                     Percent of   Estimated Fair
(DOLLARS IN MILLIONS)                                                   Amount          Total         Value
-----------------------------------------------------------------------------------------------   --------------
Fixed maturities:
    Corporate securities                                             $  1,976.0           33%     $    1,968.3
    U.S. Treasury securities and obligations of U.S.
       government agencies                                                470.0            8             469.4
    Other government securities                                            54.7            1              50.2
    Asset-backed securities                                               524.5            9             524.0
    Mortgage-backed securities (MBSs):
       Agency pass-throughs                                                98.5            2              98.3
       Collateralized mortgage obligations (CMOs):
         Agency                                                           369.1            6             370.0
         Non-agency                                                     2,122.9           35           2,125.8
                                                                      -------------------------    --------------
Total fixed maturities                                                  5,615.7           94           5,606.0

Equity securities (i.e., non-redeemable preferred stock)                   31.1            1              30.4
Mortgage loans on real estate                                              15.5            *              15.5
Policy loans                                                              125.6            2             125.6
Cash and cash equivalents                                                 204.7            3             204.7
Total cash and investments                                           $  5,992.6          100%     $    5,982.2
                                                                      -------------------------    --------------
                                                                      -------------------------    --------------

* Less than 1%.

    Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMO investments at June 30, 1998 (on an amortized cost basis), 84% used mortgage loans or mortgage loan pools, letters of credit, agency mortgage pass-through securities and other types of credit enhancement as collateral. The remaining 16% of the non-agency CMOs used commercial mortgage loans as collateral.

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

MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $31.7 million and $15.2 million, respectively, at June 30, 1998.

    Asset-backed securities ("ABSs") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At June 30, 1998, home equity loan collateral represented 42% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

    Total cash and investments (on an amortized cost basis) were 94% and 95% investment grade or equivalent as of June 30, 1998 and December 31, 1997, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including a limited exposure to the Asian market. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. Additionally, the Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 1% of cash and investments as of June 30, 1998.

    The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For fixed maturity and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in income as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

    At June 30, 1998, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:



                                                                          Amortized Cost
                                                                      -----------------------
                                                                                     Percent        Estimated
NAIC Designation (Comparable S&P Rating)                                 Amount      of Total       Fair Value
--------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in millions)
1 (AAA, AA, A)                                                       $  3,366.3           60%      $  3,361.5
2 (BBB)                                                                 1,886.7           33          1,894.8
3 (BB)                                                                    203.6            4            197.9
4 (B)                                                                     159.1            3            151.8
5 (CCC, CC, C)                                                                -            -                -
6 (CI, D)                                                                     -            -                -
                                                                      ----------------------------------------
Total fixed maturities                                               $  5,615.7          100%      $  5,606.0
                                                                      ----------------------------------------
                                                                      ----------------------------------------

    Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related deferred policy acquisition cost and value of insurance in force amortization and deferred income taxes, are charged or credited directly to shareholders' equity and classified as accumulated other comprehensive income from net unrealized gains and losses on available-for-sale securities.

    The fluctuations in interest rates during the first six months of 1998 resulted in net unrealized losses on available-for-sale securities which totaled $6.9 million (net of $0.2 million of related amortization of deferred policy acquisition costs and value of insurance in force and $3.7 million of deferred income taxes) at June 30, 1998, compared to net unrealized gains of $20.3 million (net of $15.8 million of related amortization of deferred policy acquisition costs and value of insurance in force and $10.9 million of deferred income taxes) at December 31, 1997. This change in net unrealized gains and losses on available-for-sale securities for the first six months of 1998 decreased reported shareholders' equity by $27.2 million as compared to an increase of $16.6 million for the year ended December 31, 1997. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At June 30, 1998 and December 31, 1997, shareholders' equity excluding the effects of SFAS No. 115 was $307.4 million and $287.2 million, respectively.

    Assets held in the Company's guaranteed separate accounts include $1.27 billion and $1.26 billion of cash and investments at June 30, 1998 and December 31, 1997, of which approximately 91% and 87% were fixed maturities, respectively. Total guaranteed separate account cash and investments were 98% and 99% investment grade at June 30, 1998 and December 31, 1997, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain policies under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from an insurance company's general account.

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

    The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of service or other fees is limited by state insurance laws. During the first half of 1998, the Company received cash dividends of $6.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1998 without the prior approval of the Ohio Insurance Director are $38.2 million. The Company had cash and investments at the holding company level of $44.3 million at June 30, 1998. In addition, the Company has a $75.0 million syndicated bank credit facility of which $37.0 million is available to the Company at June 30, 1998.

    In May 1998, the Company completed a public offering of approximately 12.4 million shares of common stock held by the Morgan Stanley Stockholders. The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all of the Company's outstanding Class B common stock was converted into Class A common stock.

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

    During the six months ended June 30, 1998 and 1997, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At June 30, 1998, cash and cash equivalents totaled $210.6 million compared to $228.2 million at December 31, 1997. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

    The Company generated cash flows of $134.3 million and $95.6 million from operating activities during the six months ended June 30, 1998 and 1997, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $3.2 billion and $2.2 billion in cash flows during the six months ended June 30, 1998 and 1997, respectively, which were offset by purchases of investments of $4.5 billion and $2.5 billion, respectively. An increase in investment purchases and sales activity during the first six months of 1998 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of retail and institutional spread products.

YEAR 2000

    The Company has undertaken a Year 2000 project which includes all of its subsidiaries. The Company has completed the assessment phase of the project. All production applications, hardware (personal computers and servers), system software, facilities, vendors, and business partners have been assessed. Although the Company is still waiting for responses from a few vendors and business partners, the Company's major production systems are substantially Year 2000 compliant. Where Year 2000 problems were found, the necessary upgrades and repairs have begun and are scheduled for completion no later than March 31, 1999.

    The Company is currently in the repair and certification testing phase of its project. The testing phase will serve to verify the results of repairs and assessments. Steps needed to correct any problems uncovered during testing will begin immediately at that time. The Company's Year 2000 project is well underway and management believes that it will be 100% Year 2000 compliant by March 31, 1999. The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of the stockholders on May 27, 1998. At the annual meeting, the stockholders elected two directors to serve for a term of three years expiring in 2001. The number of votes cast for or withheld for each director were as follows:


                              Votes For       Votes Withheld
                              ----------      --------------
Dudley J. Godfrey, Jr.        19,691,731          15,720
John R. Lindholm              19,690,931          16,520


In addition, the stockholders approved the ARM Financial Group, Inc. 1998 Non-Employee Director Stock Option Plan by the vote of 19,082,270 in favor, 600,826 against and 23,355 abstentions and 1,000 non-broker votes.

ITEM 5.   OTHER INFORMATION

     The Board of Directors by unanimous written consent dated August 12, 1998, declared (i) a quarterly dividend of 59.375 cents per share payable September 15, 1998 to holders of the 91/2% Cumulative Perpetual Preferred Stock of record on August 31, 1998; (ii) a quarterly dividend of 4 cents per share payable September 15, 1998 to holders of the Class A common stock of record on August 31, 1998; and (iii) the first quarterly dividend (partial period) of approximately $1.77 per share payable September 15, 1998 to holders of the Series A Fixed/Adjustable Rate Cumulative Preferred Stock of record on August 31, 1998.

     On August 6, 1998, the Company announced that William H. Panning will assume the newly created position of Executive Vice President and Chief Investment Officer on August 17, 1998. The Company also announced the resignation, effective August 7, 1998, of Robert H. Scott as Executive Vice President, General Counsel and Secretary.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

     On April 22, 1998, the Company filed a current report on Form 8-K to announce operating results for the first quarter of 1998.

     On June 1, 1998, the Company filed a current report on Form 8-K announcing that as of May 29, 1998, (i) Patricia L. Winter resigned as Executive Vice President-Investment Assurance and Institutional Products and (ii) Dennis L. Carr, Executive Vice President and Chief Actuary of the Company, will assume Ms. Winter's duties with respect to the Company's institutional product group.

 EXHIBITS

10.1 Amendment dated as of April 20, 1998 to the Credit Agreement dated as of June 24, 1997, as amended by the Release and Amendment dated as of December 15, 1997, among the Registrant, the financial institutions from time to time party thereto, and The Chase Manhattan Bank (filed herewith).

10.2 Administrative Services Agreement dated April 22, 1998 between the Registrant and 312 Certificate Company (filed herewith).

10.3 Investment Services Agreement dated April 22, 1998 between Integrity Capital Advisors, Inc. and ARM Capital Advisors, LLC (filed herewith).

10.4 Investment Management Agreement dated as of April 24, 1998 among 312 Certificate Company, Integrity Capital Advisors, Inc. and The First National Bank of Chicago (filed herewith).

10.5 ARM Financial Group, Inc. 1998 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex A to the Company's Notice of 1998 Annual Meeting and Proxy Statement, filed April 22, 1998).

 27    Financial Data Schedule.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 1998.

                         ARM FINANCIAL GROUP, INC.



                              By:    /S/ EDWARD L. ZEMAN
                                 --------------------------------------------
                                   Edward L. Zeman
                                   Executive Vice President-Chief
                                   Financial Officer
                                   (Principal Financial Officer)


                              By:    /S/ BARRY G. WARD
                                 --------------------------------------------
                                   Barry G. Ward
                                   Controller (Principal Accounting Officer)