Form 10-Q
period 1998-09-30
ARM FINANCIAL GROUP INC
filed 1998-11-13
CIK 910562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 ----------
                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended: September 30, 1998


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Date                     Class               Shares Outstanding
--------------------------------------------------------------------------------
   November 11, 1998                 A                    23,635,115
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                        September 30,
                                                                                            1998            December 31,
(IN THOUSANDS)                                                                           (Unaudited)           1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and investments:
   Fixed maturities, available-for-sale, at fair value (amortized cost:
     September 30, 1998-$5,984,270; December 31, 1997-$4,021,495)                      $  5,905,180      $  4,068,386
   Equity securities, at fair value (cost: September 30, 1998-$31,086;
     December 31, 1997-$28,177)                                                              29,594            28,342
   Mortgage loans on real estate                                                             15,291            16,429
   Policy loans                                                                             126,950           126,114
   Cash and cash equivalents                                                                269,097           228,206
                                                                                      --------------------------------
Total cash and investments                                                                6,346,112         4,467,477

Assets held in separate accounts:
   Guaranteed                                                                             1,305,080         1,266,796
   Nonguaranteed                                                                          1,368,377         1,173,088
Accrued investment income                                                                    64,205            44,546
Value of insurance in force                                                                  41,733            25,975
Deferred policy acquisition costs                                                           115,886            87,170
Goodwill                                                                                      5,642             6,523
Deferred federal income taxes                                                                73,365            31,049
Other assets                                                                                 26,603            35,800
                                                                                      --------------------------------
Total assets                                                                           $  9,347,003      $  7,138,424
                                                                                      --------------------------------
                                                                                      --------------------------------

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                                        September 30,
                                                                                            1998            December 31,
(IN THOUSANDS)                                                                           (Unaudited)           1997
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                                                                     $  6,182,825      $  4,242,578
  Customer deposits in separate accounts:
    Guaranteed                                                                             1,292,987         1,254,801
    Nonguaranteed                                                                          1,368,377         1,160,595
  Long-term debt                                                                              38,000            38,000
  Accounts payable and accrued expenses                                                       24,783            18,741
  Payable for investment securities purchased                                                 77,562            69,286
  Payable to reinsurer                                                                         7,405             8,800
  Other liabilities                                                                           16,464            38,078
                                                                                        --------------------------------
Total liabilities                                                                          9,008,403         6,830,879

Contingencies

Shareholders' equity:
Cumulative perpetual preferred stock, $25.00 stated value                                     50,000            50,000
Series A fixed/adjustable rate cumulative preferred stock, $200.00
   stated value per share                                                                     75,000                 -
Class A common stock, $.01 par value, 23,528,515 and 21,316,068
   shares issued and outstanding, respectively                                                   235               213
Class B common stock, $.01 par value, no shares and 1,947,646
   shares issued and outstanding, respectively                                                     -                19
Additional paid-in capital                                                                   216,313           211,430
Retained earnings                                                                             42,985            25,583
Accumulated other comprehensive income from net unrealized gains
  (losses) on available-for-sale securities                                                  (45,933)           20,300
                                                                                        --------------------------------
Total shareholders' equity                                                                   338,600           307,545
                                                                                        --------------------------------
Total liabilities and shareholders' equity                                              $  9,347,003      $  7,138,424
                                                                                        --------------------------------
                                                                                        --------------------------------


SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                 ----------------------------        ----------------------------
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             1998            1997                1998            1997
---------------------------------------------------------------------------------------------        ----------------------------
 Investment income                                               $   125,634     $     87,811        $   345,203     $    235,270
 Interest credited on customer deposits                              (99,976)         (65,724)          (274,313)        (175,331)
                                                                 ----------------------------        ----------------------------
      Net investment spread                                           25,658           22,087             70,890           59,939

 Fee income:
   Variable annuity fees                                               5,208            3,865             14,663           10,516
   Asset management fees                                                  -             2,302                 -             6,068
   Other fee income                                                      377              303                994              944
                                                                 ----------------------------        ----------------------------
      Total fee income                                                 5,585            6,470             15,657           17,528

 Other income and expenses:
   Surrender charges                                                   1,307            1,187              4,457            3,042
   Operating expenses                                                 (8,591)          (8,424)           (24,125)         (23,506)
   Commissions, net of deferrals                                        (375)            (396)            (1,397)          (1,576)
   Interest expense on debt                                             (677)            (627)            (1,955)          (1,893)
   Amortization:
     Deferred policy acquisition costs                                (3,243)          (3,069)            (9,152)          (7,680)
     Value of insurance in force                                      (1,504)          (2,586)            (4,436)          (6,945)
     Acquisition-related deferred charges                                (84)            (126)              (321)            (377)
     Goodwill                                                            (94)             (99)              (281)            (327)
   Non-recurring charges:
     Stock-based compensation                                              -                -             (2,036)          (8,145)
     Other                                                                 -           (2,489)            (2,639)          (5,122)
   Other, net                                                         (1,041)             524             (2,089)          (1,385)
                                                                 ----------------------------        ----------------------------
       Total other income and expenses                               (14,302)         (16,105)           (43,974)         (53,914)
 Realized investment gains (losses)                                  (11,053)             376             (4,102)           3,027
                                                                 ----------------------------        ----------------------------

 Income before income taxes                                            5,888           12,828             38,471           26,580
 Income tax expense                                                     (210)          (3,735)            (9,917)          (9,734)
                                                                 ----------------------------        ----------------------------

 Net income                                                            5,678            9,093             28,554           16,846

 Dividends on preferred stock                                         (2,000)          (1,187)            (4,376)          (3,563)
                                                                 ----------------------------        ----------------------------
 Net income applicable to common shareholders                    $     3,678     $      7,906        $    24,178     $     13,283
                                                                 ----------------------------        ----------------------------
                                                                 ----------------------------        ----------------------------
 Net income per common share (basic)                             $      0.16     $       0.34        $      1.03     $       0.68
                                                                 ----------------------------        ----------------------------
                                                                 ----------------------------        ----------------------------

 Net income per common and common equivalent
  share (diluted)                                                $      0.15     $       0.33        $      0.99     $       0.66
                                                                 ----------------------------        ----------------------------
                                                                 ----------------------------        ----------------------------

 Cash dividends paid per common share                            $      0.04     $       0.02        $      0.10     $       0.02
                                                                 ----------------------------        ----------------------------
                                                                 ----------------------------        ----------------------------



 SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



(IN THOUSANDS)                                                            1998           1997
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                           $  191,301     $  149,524

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
   Purchases                                                          (6,525,621)    (3,620,622)
   Maturities and redemptions                                            559,558        286,987
   Sales                                                               4,015,398      2,587,832
Other investments:
   Purchases                                                              (9,950)       (60,292)
   Maturities and redemptions                                              1,481         20,500
   Sales                                                                   7,285         43,683
Policy loans, net                                                           (836)          (476)
Transfers (to) from the separate accounts:
   Purchase of assets held in separate accounts                         (371,163)      (469,545)
   Proceeds from sale of assets held in separate accounts                151,215         74,608
                                                                 -----------------------------------
Cash flows used in investing activities                               (2,172,633)    (1,137,325)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                   655         78,813
Net proceeds from issuance of preferred stock                             73,638             -
Amounts received from customers                                        2,474,486      1,412,928
Amounts paid to customers                                               (518,442)      (420,168)
Principal payment on long-term debt                                           -          (2,000)
Change in payable to reinsurer                                            (1,395)          (913)
Dividends on common stock                                                 (2,343)          (465)
Dividends on preferred stock                                              (4,376)        (3,563)
                                                                 -----------------------------------
Cash flows provided by financing activities                            2,022,223      1,064,632
                                                                 -----------------------------------

Net increase in cash and cash equivalents                                 40,891         76,831

Cash and cash equivalents at beginning of period                         228,206        110,067

                                                                 -----------------------------------
Cash and cash equivalents at end of period                            $  269,097    $   186,898
                                                                 -----------------------------------
                                                                 -----------------------------------


SEE ACCOMPANYING NOTES.

                      ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of those to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1997.

     Certain amounts from prior year have been reclassified to conform to the current year's presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

PREFERRED STOCK OFFERING
     In July 1998, the Company completed a $75 million offering of Series A Fixed/Adjustable Rate Cumulative Preferred Stock ("Preferred Stock") with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the sale of the Preferred Stock will be used for the redemption of the Company's
9 1/2% Cumulative Perpetual Preferred Stock, which will be redeemed on December 15, 1998, and for other general corporate purposes.

STOCK OPTIONS
     Certain employees of the Company were granted a total of 188,000 and 207,000 stock options during April and May of 1998, respectively, under the Company's 1997 Equity Incentive Plan at exercise prices of $22.53 and $19.81 per share. An additional 72,500 stock options were issued during the three months ended September 30, 1998 at an average exercise price of $19.06 per share. Such options will automatically vest and become exercisable in four equal installments of 25% annually commencing on the first anniversary of the date of grant.

     In addition, 30,000 stock options were awarded to certain members of the board of directors of the Company in April 1998 under the Company's 1998 Non-Employee Director Stock Option Plan at an exercise price of $22.53 per share. Such options are fully vested to such directors in recognition of their tenure as directors of the Company.

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

     The Company recorded non-recurring charges of $13.3 million for the nine months ended September 30, 1997 including a non-cash stock-based compensation expense charge of $8.1 million in connection with the Company's initial public offering of common stock and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky. The stock-based compensation expense charge represents the aggregate difference between the $15 per share initial public offering price of Class A common stock and the exercise prices of the then-outstanding options.

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

     The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:


                                                      Three Months Ended September 30,
                                       ----------------------------------------------------------
                                                  1998                              1997
                                       ----------------------------    --------------------------
                                         Weighted                        Weighted
                                          Average       Per Share         Average       Per Share
(SHARES IN THOUSANDS)                     Shares          Amount          Shares          Amount
-------------------------------------------------------------------    --------------------------
Basic EPS                                 23,491         $   0.16         23,256         $   0.34
Effect of dilutive stock options             759            (0.01)         1,067            (0.01)
                                       ----------------------------    --------------------------
Diluted EPS                               24,250         $   0.15         24,323         $   0.33
                                       ----------------------------    --------------------------
                                       ----------------------------    --------------------------


                                                      Three Months Ended September 30,
                                       ----------------------------------------------------------
                                                  1998                              1997
                                       ----------------------------    --------------------------
                                         Weighted                        Weighted
                                          Average       Per Share         Average       Per Share
(SHARES IN THOUSANDS)                     Shares          Amount          Shares          Amount
-------------------------------------------------------------------    --------------------------
Basic EPS                                 23,407         $   1.03         19,675         $   0.68
Effect of dilutive stock options             904            (0.04)           509            (0.02)
                                       ----------------------------    --------------------------
Diluted EPS                               24,311         $   0.99         20,184         $   0.66
                                       ----------------------------    --------------------------
                                       ----------------------------    --------------------------


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

     The Company's reportable segments are based on the characteristics of the product and the markets through which the product is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold in 1997.

     Segment revenues and earnings for the three and nine months ended September 30, 1998 and 1997 are as follows:


                                                                          Three Months Ended September 30
                                                                          -------------------------------
(IN THOUSANDS)                                                                  1998           1997
---------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                          $  54,568      $  57,229
Institutional spread products                                                  67,608         27,114
Retail variable fund options                                                    5,208          3,865
Corporate and other                                                             3,835          6,073
                                                                          -------------------------------
  Consolidated total revenues (investment income and fee income)            $ 131,219      $  94,281
                                                                          -------------------------------
                                                                          -------------------------------

EARNINGS
Retail spread products and options                                          $   9,163      $  10,218
Institutional spread products                                                   5,900          2,437
Retail variable fund options                                                    1,797          1,395
Corporate and other                                                                81            566
                                                                           ------------------------------
  Pretax operating earnings (before preferred stock dividends)                 16,941         14,616
Income taxes on operations                                                     (4,079)        (3,604)
Preferred stock dividends                                                      (2,000)        (1,187)
                                                                           ------------------------------
  Operating earnings                                                           10,862          9,825
Realized investment gains (losses), net of tax                                 (7,184)           245
Non-recurring charges                                                             -           (2,489)
Income from defined benefit pension plan asset management operations              -              325
                                                                           ------------------------------
  Net income applicable to common shareholders                              $   3,678      $   7,906
                                                                           ------------------------------
                                                                           ------------------------------

                                                                                Nine Months Ended September 30,
                                                                           -----------------------------------------
(IN THOUSANDS)                                                                          1998               1997
--------------------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                               $  164,256          $  164,570
Institutional spread products                                                       173,403              64,019
Retail variable fund options                                                         14,663              10,516
Corporate and other                                                                   8,538              13,693
                                                                           -----------------------------------------
   Consolidated total revenues (investment income and fee income)                $  360,860          $  252,798
                                                                           -----------------------------------------
                                                                           -----------------------------------------

EARNINGS
Retail spread products and options                                               $   29,182          $   27,950
Institutional spread products                                                        14,418               5,952
Retail variable fund options                                                          5,492               3,270
Corporate and other                                                                  (1,844)             (1,530)
                                                                           -----------------------------------------
   Pretax operating earnings (before preferred stock dividends)                      47,248              35,642
Income taxes on operations                                                          (11,353)             (8,675)
Preferred stock dividends                                                            (4,376)             (3,563)
                                                                           -----------------------------------------
   Operating earnings                                                                31,519              23,404
Realized investment gains (losses), net of tax                                       (2,666)              1,968
Non-recurring charges                                                                (4,675)            (13,267)
Income from defined benefit pension plan asset management operations                     -                1,178
                                                                           -----------------------------------------
   Net income applicable to common shareholders                                  $   24,178          $   13,283
                                                                           -----------------------------------------
                                                                           -----------------------------------------

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

     The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 1998 and 1997 are as follows:



                                                                                   Three Months Ended September 30,
                                                                                   --------------------------------
(IN THOUSANDS)                                                                            1998                1997
-------------------------------------------------------------------------------------------------------------------
Net income                                                                          $     5,678          $    9,093
Net unrealized gains (losses) on available-for-sale securities                          (38,985)             18,337
                                                                                 ----------------------------------
Comprehensive income (loss)                                                         $   (33,307)         $   27,430
                                                                                 ----------------------------------
                                                                                 ----------------------------------


                                                                                    Nine Months Ended September 30,
                                                                                   --------------------------------
(IN THOUSANDS)                                                                             1998                1997
-------------------------------------------------------------------------------------------------------------------
Net income                                                                          $    28,554          $   16,846
Net unrealized gains (losses) on available-for-sale securities                          (66,233)             19,806
                                                                                 ----------------------------------
Comprehensive income (loss)                                                         $   (37,679)         $   36,652
                                                                                 ----------------------------------
                                                                                 ----------------------------------

8.   DERIVATIVES AND HEDGING ACTIVITIES

     In September 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. To the extent that a derivative is ineffective as a hedge, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

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

     The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products and options (primarily fixed and indexed annuities) and institutional spread products (funding agreements, GICs and face-amount certificates). The Company receives a fee in exchange for managing customers' deposits and the customers accept the investment risk with its retail variable fund options (variable annuity mutual fund options). The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including retail fixed, indexed and variable annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by increasing penetration in the stable value and fixed income markets and developing new products and applications. Although the Company's core business is developing and managing spread-based investment products, it continues to focus on the development of its fee-based variable annuity business. Fee-based business is less capital intensive than spread-based business and provides the Company with diversified sources of income.

     On November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors, Inc. ("ARM Capital Advisors") to ARM Capital Advisors, LLC ("New ARMCA") and sold an 80% interest in New ARMCA. Although third-party assets managed by ARM Capital Advisors grew since 1995 when ARM Capital Advisors began its operations, the Company believes that market attitudes towards developing an asset management service for defined benefit pension plans within a holding company structure consisting predominantly of insurance companies constrained ARM Capital Advisors' growth. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $6.1 million and $2.3 million during the nine and three months ended September 30, 1997, respectively.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net income during the nine months ended September 30, 1998 was $28.6 million compared to $16.8 million for the nine months ended September 30, 1997. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold) were $31.5 million and $23.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread due to the growth of assets under management which increased from $6.1 billion at September 30, 1997 to $9.2 billion at September 30, 1998.

     Pro forma operating earnings for the nine months ended September 30, 1997 (operating earnings including a pro forma adjustment to reflect investment income at an assumed rate of 7.5% on the net proceeds of the Company's September 1997 initial public offering of Class A common stock assuming it occurred on January 1, 1997) were $25.6 million. Operating earnings per diluted share (pro forma for 1997) were $1.30 and $1.07 for the nine months ended September 30, 1998 and 1997, respectively. The pro forma information for 1997 is not necessarily indicative of what would have occurred had the initial public offering occurred on the date indicated.

     Annualized pretax operating earnings for retail spread products and options were 1.39% and 1.36% of average assets under management of $2.80 billion and $2.74 billion for that segment during the nine months ended September 30, 1998 and 1997, respectively. Annualized pretax operating earnings for institutional spread products were 0.56% and 0.62% of average assets under management of $3.46 billion and $1.28 billion for that segment during the nine months ended September 30, 1998 and 1997, respectively. Annualized pretax operating earnings for retail variable fund options (fee business) were 0.57% and 0.47% of average assets under management of $1.29 billion and $0.93 billion for that segment during the nine months ended September 30, 1998 and 1997, respectively.

     Net investment spread for the nine months ended September 30, 1998 and 1997 was as follows:



                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                                    1998           1997
---------------------------------------------------------------------------------------------------------
Investment income                                                      $  345,203      $  235,270
Interest credited on customer deposits                                   (274,313)       (175,331)
                                                                      -----------------------------
   Net investment spread                                               $   70,890      $   59,939
                                                                      -----------------------------
                                                                      -----------------------------

Annualized investment yield                                                  7.20%           7.63%
Annualized average credited rate                                            (5.86)%         (5.84%)
                                                                      -----------------------------
   Investment spread rate                                                    1.34%           1.79%
                                                                      -----------------------------
                                                                      -----------------------------

Average cash and investments (IN BILLIONS)                             $     6.40      $     4.11

Average spread-based customer deposits (IN BILLIONS)                   $     6.26      $     4.02


     Changes in investment yield and average credited rates must be analyzed in relation to the liability portfolios to which they relate. The decrease in the overall investment spread rate from 1.79% in 1997 to 1.34% in 1998 is primarily attributable to a greater proportion of institutional spread product deposits in 1998, which generate lower spreads. In addition, lower market interest rates and a flatter U.S. Treasury yield curve during 1998 contributed to suppressed investment returns. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 7.80% for the first nine months of 1998, a decrease from 8.05% for the comparable 1997 period. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.68% and 6.69% for the nine months ended September 30, 1998 and 1997, respectively. Average cash and investments related to institutional spread product deposits grew from $1.28 billion during the nine months ended September 30, 1997 to $3.46 billion during the nine months ended September 30, 1998, contributing to the aggregate decrease in investment yields. The proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. For institutional spread products, crediting rates are reset monthly or quarterly based on London Interbank Offered Rates ("LIBOR") and semi-annually or annually for certain fixed annuities. The increase in the average rate of interest credited on customer deposits during the nine months ended September 30, 1998 was primarily attributable to the greater proportion of institutional spread product deposits and to higher LIBOR compared to the nine months ended September 30, 1997.

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $14.7 million in the nine months ended September 30, 1998 from $10.5 million in the nine months ended September 30, 1997. This increase is primarily attributable to asset growth from the receipt of variable annuity deposits.

     Assets under management by business segment as of September 30, 1998 and 1997 were as follows:



                                                                               September 30,
                                                       -------------------------------------------------------------
                                                                    1998                          1997
                                                       -------------------------------------------------------------
                                                            Amount    Percent of Total    Amount    Percent of Total
--------------------------------------------------------------------------------------------------------------------
Retail spread products and options (primarily fixed
   and indexed annuity deposits)                         $  2,760.9           30%       $  2,843.2           46%
Institutional spread products (funding agreement,
   GIC and face-amount certificate deposits)                4,617.6           50           1,770.5           29
Retail variable fund options (variable annuity
   deposits invested in mutual funds)                       1,340.2           15           1,080.3           18
Corporate and other:
   Off-balance sheet deposits under marketing
     partnerships                                             230.3            2             251.1            4
   Cash and investments in excess of customer
     deposits                                                 270.9            3             176.8            3
                                                      --------------------------------------------------------------
Total assets under management                            $  9,219.9          100%       $  6,121.9          100%
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------


     The increase in total assets under management was primarily attributable to sales of floating rate funding agreements, GICs and face-amount certificates to institutional customers and an increase in retail variable fund option deposits attributable to variable annuity sales. The Company manages the mix of its business by monitoring various economic factors and responding to market opportunities as they present themselves. This approach, which may produce changes in the mix of business from one reporting period to the next, is intended by management to enhance the Company's long-term profitability.

     Sales represent premiums and deposits received for products issued by the Company's insurance and face-amount certificate subsidiaries.

     Sales by market and type of product for the nine months ended September 30, 1998 and 1997 were as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
(IN MILLIONS)                                          1998           1997
--------------------------------------------------------------------------------
Retail:
   Spread products                               $     104.4      $    329.9
   Variable products:
     Spread options                                     63.0            40.2
     Fund options                                      237.1           118.1
                                                 -------------------------------
       Total variable products                         300.1           158.3
                                                 -------------------------------
Total retail                                           404.5           488.2

Institutional:
     Spread products                                 2,063.6           926.9
                                                 -------------------------------
Total sales                                      $   2,468.1      $  1,415.1
                                                 -------------------------------
                                                 -------------------------------


     Sales of retail variable products during the nine months ended September 30, 1998 increased $141.8 million over the nine months ended September 30, 1997. This increase is primarily attributable to continued growth in sales of the PINNACLE variable annuity product, including sales of the new SELECT TEN PLUS investment option within PINNACLE. SELECT TEN PLUS follows the "Dogs of the Dow" investment strategy. An additional factor contributing to the increase in retail variable product sales is continued growth in systematic transfer option deposits. This option allows dollar-cost averaging over a twelve-month period into other investment options within variable products and has gained in popularity as a result of market volatility. Sales of retail spread products decreased to $104.4 million for the nine months ended September 30, 1998. The decrease is related to the decline in the yield on intermediate-term U.S. Treasury securities which is one of the factors considered in setting credited rates on retail spread products. Retail spread product sales of $329.9 million during the nine months ended September 30, 1997 were a result of a brief increase in market interest rates early in 1997. The increase in institutional sales is primarily attributable to the sale of two privately placed $500 million face-amount certificates through the newly formed subsidiary, ARM Face-Amount Certificate Group, Inc., and its subsidiaries 312 Certificate Company and 212 Certificate Company, as well as increased sales of institutional funding agreements. The Company continues its sales strategy of developing a broad mix of products, services and distribution channels to enable it to achieve its target sales within different interest rate environments.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $283.7 million in the nine months ended September 30, 1998 compared to $252.6 million for the nine months ended September 30, 1997. Surrender charge income increased to $4.5 million for the nine months ended September 30, 1998 from $3.0 million for the nine months ended September 30, 1997. The increase in surrender charge income is attributable to a larger mix of surrenders of customer deposits acquired in connection with the 1995 acquisition of SBM Company's insurance subsidiary which have higher surrender charge penalties. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity during the first nine months of 1997 and 1998 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs. The Company has experienced minimal withdrawals (excluding scheduled interest payments) by institutional spread product customers during the first nine months of 1997 and 1998.

     Operating expenses were $24.1 million for the nine months ended September 30, 1998 compared to $23.5 million for the nine months ended September 30, 1997.

     Amortization of deferred policy acquisition costs related to operations was $9.2 million and $7.7 million during the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Amortization of value of insurance in force related to operations of $4.4 million and $6.9 million for the nine months ended September 30, 1998 and 1997, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the 1995 acquisition of SBM Company's insurance subsidiary. The decrease in amortization related to operations is primarily attributable to a decrease in the value of insurance in force asset (excluding the effects of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities") which was $32.9 million at September 30, 1998 compared to $40.7 million at December 31, 1997.

     The Company recorded non-recurring charges of $4.7 million in the nine months ended September 30, 1998 of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to registration expenses associated with the Company's secondary offering of common stock. The Company recorded non-recurring charges of $13.3 million for the nine months ended September 30, 1997 which included a non-cash stock-based compensation expense charge and other non-recurring costs primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky.

     Other expenses, net primarily includes premiums paid on agreements to reinsure the majority of the mortality risks associated with single premium endowment and variable annuity deposits.

     Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $4.1 million during the nine months ended September 30, 1998 compared to $3.0 million of realized investment gains during the nine months ended September 30, 1997. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Income tax expense was $9.9 million and $9.7 million during the nine months ended September 30, 1998 and 1997, respectively, reflecting effective tax rates of 25.8% and 36.6% as a percentage of pretax income. If the 1997 non-recurring stock-based compensation expense charge was added back to pretax income, the effective tax rate for the nine months ended September 30, 1997 would be 28.0%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carry forwards. The effective tax rates of 25.8% for 1998 and 28.0% for 1997 (as adjusted) are below the federal income tax rate of 35% primarily as a result of the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of the Integrity Companies in 1993 for which a full valuation allowance was originally provided.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net income during the third quarter of 1998 was $5.7 million compared to $9.1 million for the third quarter of 1997. Operating earnings were $10.9 million and $9.8 million for the third quarter of 1998 and 1997, respectively. Operating earnings for the third quarter of 1998 were positively impacted by increased institutional assets under management from strong sales and increased variable annuity assets under management from solid sales results. Operating earnings per share were $0.45 and $0.40 for the third quarter of 1998 and 1997, respectively.

     Annualized pretax operating earnings for retail spread products and options were 1.32% and 1.43% of average assets under management of $2.78 billion and $2.86 billion for that segment during the third quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for institutional spread products were 0.59% and 0.61% of average assets under management of $4.01 billion and $1.60 billion for that segment during the third quarter of 1998 and 1997, respectively. Annualized pretax operating earnings for retail variable fund options (fee business) were 0.53% and 0.54% of average assets under management of $1.36 billion and $1.03 billion for that segment during the third quarter of 1998 and 1997, respectively.

     Net investment spread for the three months ended September 30, 1998 and 1997 was as follows:

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
(DOLLARS IN THOUSANDS, EXCEPT AS NOTED)                   1998            1997
--------------------------------------------------------------------------------
Investment income                                      $ 125,634      $  87,811
Interest credited on customer deposits                   (99,976)       (65,724)
                                                       -------------------------
    Net investment spread                              $  25,658      $  22,087
                                                       -------------------------
                                                       -------------------------

Annualized investment yield                                 7.19%          7.67%
Annualized average credited rate                           (5.85)%        (5.85%)
                                                       -------------------------
    Investment spread rate                                  1.34%          1.82%
                                                       -------------------------
                                                       -------------------------

Average cash and investments (IN BILLIONS)             $    6.99      $    4.58
Average spread-based customer deposits (IN BILLIONS)   $    6.79      $    4.46

     The decrease in the overall investment spread rate from 1.82% in 1997 to 1.34% in 1998 is primarily attributable to a greater proportion of institutional spread product deposits in 1998, which generate lower spreads. In addition, lower market interest rates and a flatter U.S. Treasury yield curve during 1998 contributed to suppressed investment returns. The annualized investment yield on cash and investments, excluding assets supporting institutional spread product deposits, was 7.79% for the third quarter of 1998, a decrease from 8.15% for the comparable 1997 period. In comparison, the annualized investment yield on cash and investments supporting institutional spread product deposits was 6.74% and 6.77% for the third quarter of 1998 and 1997, respectively. Average cash and investments related to institutional spread product deposits grew from $1.60 billion during the third quarter of 1997 to $4.01 billion during the third quarter of 1998, contributing to the aggregate decrease in investment yields.

     Sales by market and type of product for the three months ended September 30, 1998 and 1997 were as follows:

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
(IN MILLIONS)                                               1998          1997
--------------------------------------------------------------------------------
Retail:
   Spread products                                        $ 40.3         $ 40.2
   Variable products:
      Spread options                                        27.0           11.5
      Fund options                                          72.5           55.7
                                                          ---------------------
      Total variable products                               99.5           67.2
                                                          ---------------------
Total retail                                               139.8          107.4

Institutional:
   Spread products                                         797.6          466.1
                                                          ---------------------

Total sales                                               $937.4         $573.5
                                                          ---------------------
                                                          ---------------------

     Sales of retail variable products during the third quarter of 1998 increased $32.3 million over the third quarter of 1997. This increase is primarily attributable to continued growth in sales of the PINNACLE variable annuity product, including sales of the new SELECT TEN PLUS investment option with PINNACLE. Sales of retail variable products also increased during the third quarter of 1998 due to continued growth in systematic transfer option deposits. Sales of retail spread products remained constant at $40.3 million for the third quarter of 1998. The increase in institutional sales is primarily attributable to the sale of a privately placed $500 million face-amount certificate through the Company's newly formed wholly owned subsidiary, ARM Face-Amount Certificate Group, Inc., and one of its subsidiaries 212 Certificate Company.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $99.7 million in the third quarter of 1998 compared to $91.5 million in the third quarter of 1997. Surrender charge income increased to $1.3 million in the third quarter of 1998 from $1.2 million for the three months ended September 30, 1997.

     Operating expenses were $8.6 million in the third quarter of 1998 compared $8.4 million in the third quarter of 1997.

     Amortization of deferred policy acquisition costs related to operations was $3.2 million and $3.1 million during the three months ended September 30, 1998 and 1997, respectively.

     Amortization of value of insurance in force related to operations was $1.5 million and $2.6 million for the three months ended September 30, 1998 and 1997, respectively. The decrease in amortization related to operations is primarily attributable to a decrease in the value of insurance in force asset (excluding the effects of SFAS No. 115).

     The Company recorded non-recurring charges of $2.5 million for the three months ended September 30, 1997 related to relocating the Company's operations facilities from Ohio to Louisville, Kentucky.

     Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $11.1 million in the third quarter of 1998 compared to $0.4 million of realized investment gains in the third quarter of 1997. Such realized investment gains and losses were interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

     Income tax expense was $0.2 million and $3.7 million during the three months ended September 30, 1998 and 1997, respectively, reflecting effective tax rates of 3.6% and 29.1%. The decrease in the effective rate is primarily attributable to lower pretax income in the 1998 period with the same level of tax preferences in both the 1997 and 1998 periods.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at September 30, 1998 totaled $6.0 billion, compared with $4.0 billion at December 31, 1997, representing approximately 94% and 91% of total cash and investments, respectively. This increase in investments in fixed maturities primarily resulted from the investment of the proceeds from the sales of institutional spread products.

     The Company's cash and investments as of September 30, 1998 are detailed as follows:


                                                               Amortized  Cost
                                                         ----------------------------
                                                                       Percent of      Estimated Fair
(DOLLARS IN MILLIONS)                                      Amount        Total             Value
-----------------------------------------------------------------------------------------------------
Fixed maturities:
   Corporate securities                                  $2,228.1          35%           $2,140.9
   Mortgage-backed securities ("MBSs"):
      Collateralized mortgage obligations ("CMOs"):
         Non-agency                                       2,154.9          34             2,169.8
         Agency                                             523.3           8               532.7
      Agency pass-throughs                                   32.6           1                32.8
   Asset-backed securities                                  601.3           9               593.2
   U.S. Treasury securities and obligations of U.S.
      government agencies                                   387.4           6               387.9
   Other government securities                               56.7           1                47.9
                                                         -------------------------------------------
Total fixed maturities                                    5,984.3          94             5,905.2

Equity securities (i.e., non-redeemable preferred stock)     31.1           *                29.6
Mortgage loans on real estate                                15.3           *                15.3
Policy loans                                                126.9           2               126.9
Cash and cash equivalents                                   269.1           4               269.1
                                                         -------------------------------------------
Total cash and investments                               $6,426.7         100%           $6,346.1
                                                         -------------------------------------------
                                                         -------------------------------------------


* Less than 1%.

     Agency pass-through certificates are MBSs which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. CMOs are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMO investments at September 30, 1998 (on an amortized cost basis), 79% used mortgage loans or mortgage loan pools (primarily residential in nature), letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 21% of the non-agency CMOs used commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $16.0 million and $15.1 million, respectively, at September 30, 1998.

     Asset-backed securities ("ABSs") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans, and credit card receivables. At September 30, 1998, home equity loan collateral represented 33% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     Total cash and investments (on an amortized cost basis) were 93% and 95% investment grade or equivalent as of September 30, 1998 and December 31, 1997, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard & Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. Additionally, the Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including a limited exposure to the Asian market. Such foreign securities represented 10.1% of the Company's cash and investments at September 30, 1998 (on an amortized cost basis), with Asian securities representing 1.6% of total cash and investments. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. The Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 1% of cash and investments as of September 30, 1998.

     The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize the carrying value on any investment has been impaired. For fixed maturity and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in income as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

     At September 30, 1998, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:


                                                             Amortized Cost
                                                         -----------------------
                                                                       Percent          Estimated
NAIC Designation (Comparable S&P Rating)                  Amount       of Total         Fair Value
--------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------------------------
1 (AAA, AA, A)                                           $3,474.2          58%          $3,482.8
2 (BBB)                                                   2,083.4          35            2,048.5
3 (BB)                                                      245.4           4              220.8
4 (B)                                                       181.3           3              153.1
5 (CCC, CC, C)                                                  -           -                  -
6 (CI, D)                                                       -           -                  -
                                                         -----------------------------------------
Total fixed maturities                                   $5,984.3         100%          $5,905.2
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

     During the first nine months of 1998, net unrealized losses on available-for-sale securities totaled $45.9 million (net of $9.9 million of related amortization of deferred policy acquisition costs and value of insurance in force and $24.7 million of deferred income taxes) at September 30, 1998, compared to net unrealized gains of $20.3 million (net of $15.8 million of related adjustments to of deferred policy acquisition costs and value of insurance in force and $10.9 million of deferred income taxes) at December 31, 1997. The unrealized losses on available-for-sale securities at September 30,1998 were attributable to volatility in the bond market which began in August 1998. The bond market became somewhat illiquid, with the exception of U.S. Treasury securities. In addition, the widening of yield spreads on bonds (i.e., yields above the yields of comparable U.S. Treasury securities) and economic contractions in Asia, South America and Russia also created decreased values in the bond markets. Even in this environment the Company continues to meet overall objectives because of its integrated asset/liability management approach, which includes the ongoing management of its investment portfolios. The Company's investment portfolios remain within targeted duration, convexity, credit, and liquidity guidelines.

     The change in net unrealized gains and losses on available-for-sale securities for the first nine months of 1998 decreased reported shareholders' equity by $66.2 million as compared to an increase of $16.6 million for the year ended December 31, 1997. This volatility in reported shareholders' equity occurs as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At September 30, 1998 and December 31, 1997, shareholders' equity excluding the effects of SFAS No. 115 was $384.5 million and $287.2 million, respectively.

     Assets held in the Company's guaranteed separate accounts include $1.3 billion of cash and investments at both September 30, 1998 and December 31, 1997, of which approximately 94% and 87% were fixed maturities, respectively. Total guaranteed separate account cash and investments were 98% and 99% investment grade at September 30, 1998 and December 31, 1997, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain policies under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from an insurance company's general account.

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

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of service or other fees is limited by state insurance laws. During the first nine months of 1998, the Company received cash dividends of $6.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1998 without the prior approval of the Ohio Insurance Director are $38.2 million. The Company had cash and investments at the holding company level of $109.4 million at September 30, 1998. In addition, the Company has a $75.0 million syndicated bank credit facility of which $37.0 million is available to the Company at September 30, 1998.

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

     In July 1998, the Company completed a $75 million offering of Preferred Stock with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the sale of the Preferred Stock will be used for the redemption of the Company's 9 1/2% Cumulative Perpetual Preferred Stock, which will be redeemed on December 15, 1998, and for other general corporate purposes. The new Preferred Stock issue provides approximately $569,000 in annual dividend savings, following the redemption of the 9 1/2% Cumulative Perpetual Preferred Stock.

INSURANCE SUBSIDIARIES OPERATIONS

     The primary sources of liquidity of the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with customer deposits, commissions, operating expenses, and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios generated by the Company. The Company attempts to structure asset portfolios so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements without exposure to material realized losses during a higher interest rate environment. These other liquid assets include cash and cash equivalents and high-grade floating-rate securities held by both the Company and its insurance subsidiaries. Even though the bond market has been less liquid, the Company believes that it can maintain adequate sources of liquidity.

     During the nine months ended September 30, 1998 and 1997, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At September 30, 1998, cash and cash equivalents totaled $269.1 million compared to $228.2 million at December 31, 1997. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $191.3 million and $149.5 million from operating activities during the nine months ended September 30, 1998 and 1997, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $4.6 billion and $2.9 billion in cash flows during the nine months ended September 30, 1998 and 1997, respectively, which were offset by purchases of investments of $6.5 billion and $3.7 billion, respectively. An increase in investment purchases and sales activity during the first nine months of 1998 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of retail and institutional spread products.

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

     The Company is currently in the repair and certification testing phase of its project. The testing phase will serve to verify the results of repairs and assessments. Steps needed to correct any problems uncovered during testing will begin immediately at that time. The Company's Year 2000 project is well underway and because management believes that it will be completely Year 2000 compliant by March 31, 1999, it currently has no contingency plans in place beyond its normal disaster recovery procedures. In the event that the Company does not complete all phrases of its Year 2000 project by March 1999, it will evaluate at that time whether such a plan is necessary.

     Although the Company anticipates no major interruption of business activities, that will be dependent in part, upon the activity of third parties. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on the Company's operations.

     The cost of the Company's Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition.

     The estimated completion date on which the Company believes it will complete its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated.

FORWARD-LOOKING STATEMENTS

     The Company has made a number of forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "expects," or similar expressions. Such forward-looking statements are based on the Company's beliefs as to its competitive position in its industry and the factors affecting its business. In particular, the statements of the Company's belief as to the growth of the long-term savings and retirement market and the stimulation of future demand for long-term savings and retirement products, including retail fixed, indexed and variable annuity products under the heading "General" are forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for fixed, indexed and variable annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic conditions, and changes in current federal income tax laws. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful.

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

ITEM 5.   OTHER INFORMATION

     The Board of Directors by unanimous written consent dated November 5, 1998, declared (i) a quarterly dividend of 59.375 cents per share payable December 15, 1998 to holders of the 9 1/2% Cumulative Perpetual Preferred Stock of record on November 30, 1998; (ii) a quarterly dividend of 4 cents per share payable December 15, 1998 to holders of the Class A common stock of record on November 30, 1998; and (iii) a quarterly dividend of $2.7875 cents per share payable December 15, 1998 to holders of record of the Series A Fixed/Adjustable Rate Cumulative Preferred Stock of record on November 30, 1998.

     On September 25, 1998, the Company's Board of Directors appointed John R. McGeeney as Executive Vice President and General Counsel.

     On September 29, 1998, the Company announced the appointment of David F. Babbel, Michael F. Holland and Mark V. Kaminski to its Board of Directors. The appointments were made to fill two open positions and one newly created position, bringing the total number of Board members to nine.

     On November 9, 1998, the Company announced that it had elected to redeem all outstanding shares of its 9 1/2% Cumulative Perpetual Preferred Stock on December 15, 1998 (the "Redemption Date"). The Company also announced that it had declared a dividend of 59.375 cents per share on the 9 1/2% Cumulative Perpetual Preferred Stock. The dividend will be payable on December 15, 1998 only to holders of record of the 9 1/2% Cumulative Perpetual Preferred Stock as of November 30, 1998. Payment of the redemption price will be made on or after the Redemption Date upon presentation and surrender of certificates to ChaseMellon Shareholder Services, L.L.C. The redemption price is $25 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

EXHIBITS  (ELECTRONIC FILING ONLY)

10.1      Administrative Services Agreement dated September 15, 1998 between the
          Registrant and 212 Certificate Company (filed herewith).

27        Financial Data Schedule.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1998.

                                     ARM FINANCIAL GROUP, INC.



                                        By: /S/EDWARD L. ZEMAN
                                          --------------------------------
                                          Edward L. Zeman
                                          Executive Vice President-Chief
                                          Financial Officer
                                          (Principal Financial Officer)


                                        By:/S/BARRY G. WARD
                                          --------------------------------
                                          Barry G. Ward
                                          Controller (Principal Accounting
                                           Officer)