Form 10-K
period 1998-12-31
ARM FINANCIAL GROUP INC
filed 1999-03-19
CIK 910562

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998   Commission file number: 001-12294
                              ARM FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
            Title of each class                            which registered
            -------------------                        ------------------------

 Class A Common Stock (par value $.01 per share)        New York Stock Exchange
       Series A Fixed/Adjustable Rate                           None
         Cumulative Preferred Stock

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

     Aggregate market value of voting common stock held by non-affiliates, computed as of March 9, 1999 was $385,095,054.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


          DATE                   CLASS                 SHARES OUTSTANDING
--------------------------------------------------------------------------------
     March 9, 1999                 A                       23,825,768

                         DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1999, is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     ARM Financial Group, Inc. (the "Company") specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's earnings are derived from investment spread (the difference between income earned on investments and interest credited on customer deposits) and fee income. The Company's retail products include a variety of fixed, indexed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including independent broker-dealers, independent agents, stockbrokers, and financial institutions. The Company offers institutional products, such as funding agreements, certificates and guaranteed investment contracts ("GICs") marketed to defined contribution plans, bank collective trust funds, GIC investment managers, money market funds, corporate treasurers, and other institutional investors.

     The Company was established in July 1993 and completed its acquisition of Integrity Holdings, Inc. in November 1993. The Company's assets under management have grown from $2.3 billion as of December 31, 1993 to $9.9 billion as of December 31, 1998. The Company attributes this growth to internally generated sales, new product offerings and opportunistic acquisitions. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold in November
1997) have grown to $43.3 million in 1998 from $34.1 million in 1997 and $22.2 million in 1996. In June 1997, the Company raised $78.8 million through an initial public offering of its common stock. In May 1998, the Company completed a secondary public offering of approximately 12.4 million shares of common stock held by certain private equity funds (the "Morgan Stanley Stockholders") sponsored by Morgan Stanley Dean Witter & Co. Although the Company did not receive any of the proceeds from this secondary public offering, the sale of the common stock resulted in the Morgan Stanley Stockholders' divestiture of its interest in the Company. In July 1998, the Company completed a $75 million offering of preferred stock with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the sale of the preferred stock were used to redeem the Company's $50 million issue of 9.5% Cumulative Perpetual Preferred Stock on December 15, 1998 and will be used for general corporate purposes. See "--History."

     The Company expects to benefit from demographic trends and a growing demand for retirement savings. As the U.S. population has aged, demand for retirement savings has accelerated. According to U.S. Census Bureau information, approximately 30% of today's population was born during the Baby Boom (1946 to 1964). By the time the Baby Boom generation begins to reach age 65 in 2011, the population between the ages of 45 and 64 - the peak period for asset accumulation - is projected to increase by approximately 45% to 79 million people.

     The Company also expects to benefit from anticipated higher consumer savings due to continuing concern about the social security system, extended life spans, and a shift from company-funded defined benefit plans to defined contribution plans. Among the products expected to benefit are tax-advantaged annuities. Annual industry sales of individual annuity products increased dramatically from $65 billion in 1990 to a preliminary estimate of $140 billion in 1998, with projected growth of 8% to 11% per year for the next few years, according to an industry study conducted by LIMRA.

     The Company also expects to benefit from the growing institutional marketplace, which is partially fueled by growth in retirement and consumer savings. The Company intends to expand its institutional deposit base both on and off its balance sheet by developing new products and applications for existing and new markets.

     The manner in which the Company designs its capital structure for supporting its business lines is very important. The Company must carefully weigh improving return and satisfying the capital requirements of rating agencies, regulators and others. Therefore, the Company mindfully seeks to balance the interest of its shareholders (for higher risk-adjusted return) with the requirements of safety and deposit protection for its customers. The Company strives to achieve high return on equity and strong growth in its assets under management through a balanced product mix, taking into consideration the capital requirements of rating agencies and regulators. Creating the optimum balance between these objectives is something the Company will continue to address in a disciplined manner.

     The discussion of the Company's business contains certain forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements."

STRATEGY

     The Company's strategy is focused on the integration of products, technology and service and the management of these three elements in order to create customer value and preference. The Company endeavors to develop and retain customers and producers as a product innovator, an adapter of technology, and a true partner with its producers. The Company believes that it has demonstrated an ability to develop and market a broad array of customized retail and institutional products, effectively use technology, and provide superior service to its producers. In addition, the Company utilizes an advanced and integrated risk management process, strives to minimize its fixed cost structure and maintains a strong focus on profitability.

     DEVELOPING AND MARKETING A BROAD ARRAY OF CUSTOMIZED PRODUCTS. The Company believes that long-term success in the asset accumulation industry will depend upon the Company's ability to adapt to rapidly changing consumer preferences in fluctuating interest rate and equity market environments. The Company continually redesigns existing products with enhanced features and continues to develop and sell new and innovative products, with a particular focus on minimizing its dependence on any one product and meeting a variety of needs for consumers and distribution channels. The Company works closely with the people involved with its retail and institutional distribution to develop products that are customized to suit their customers' particular needs. In 1997, the Company enhanced its multi-manager variable annuity product, PINNACLE, making it one of the first in the industry to offer Bankers Trust indexed funds, along with a diverse selection of asset classes from well-known fund managers, guaranteed rate options and the ability for systematic transfer of deposits over time - all in one product. In 1998, the Company further enhanced its PINNACLE variable annuity product by introducing a "Dogs of the Dow"* investment option called SELECT TEN PLUS. This new investment option allows customers to invest in the top ten dividend-yielding stocks in the Dow Jones Industrial Average on a tax deferred basis. In the institutional market, the Company offers a short-term floating rate institutional spread-based product designed to meet the market demand for products with attractive current yields and access to liquidity. In 1997, the Company developed and funded a unique asset-backed funding agreement, in alliance with Bayerische Landesbank Girozentrale, New York Branch, ("BLB"), a triple-A rated international banking institution. In connection with another highly-rated international bank, Deutsche Bank, the Company has developed a bank investment contract ("BIC") product for the retirement savings market. Because of the current interest rate environment, no sales of the BIC product have been made to date. Additionally, in 1998, the Company formed a new wholly owned subsidiary, ARM Face-Amount Certificate Group, Inc. ("ARMFAC"), for the purpose of issuing privately placed institutional certificates through ARMFAC wholly owned subsidiaries. The Company completed the sale of two large, privately placed institutional certificates during 1998 in conjunction with two well known financial institutions.

     EXPANDING AND DIVERSIFYING THE DEPOSIT BASE IN THE INSTITUTIONAL MARKETPLACE. Since the Company's inception, its institutional business has grown to $5 billion of funding agreement, certificate and GIC deposits at December 31, 1998. The Company believes that its integrated asset/liability management approach to the business, along with its sound underwriting philosophy, have allowed it to build competitive advantages. The Company has found it beneficial to form strategic partnerships with organizations possessing strong market presence. Since 1995, the Company has sold funding agreements and GICs through General American Life Insurance Company ("General American"), of which the Company reinsures one-half of the business written. In late 1997, the Company sold its first funding agreement structure outside the General American relationship with a $500 million, five-year term offering, in alliance with BLB. Building upon this experience, in 1998, the Company creatively designed and sold two $500 million privately placed institutional certificates, in structured finance transactions with two large institutional customers, through its subsidiary, ARMFAC. All three of these $500 million transactions uniquely utilized the asset-backed markets to allow the Company to expand the distribution and market presence of its products.

The Company intends to continue to offer its current products with modifications to extend the product feature which gives customers access to their deposits with seven days written notice to longer periods ranging from 30 to 90 days. In addition, the Company intends to continue its growth in the institutional market by (I) diversifying its product line with (a) customized product features for alternative distribution channels, (b) fixed maturity structures extending beyond current product

     * The Dow Jones Industrial Average, Dow and DJIA are the property of Dow Jones & Company, Inc. Dow Jones & Company, Inc. is not affiliated with ARM Financial Group, Inc. or its insurance company subsidiaries and has not participated in any way in the creation or selection of stocks included in SELECT TEN PLUS and has not approved any information included herein.

offerings and (c) on- and off-balance sheet products, institutional certificates or new funding agreement products; (ii) attracting new partners with larger and stronger balance sheets to provide credit enhancement to facilitate the marketing of new product structures and marketing initiatives;(iii) expanding market penetration within its existing client base while maintaining the persistency and profitability of the current client base; and (iv) opening additional markets for its current and new products.

ENHANCING EFFECTIVE USE OF TECHNOLOGY. The Company continues to invest in and develop technology designed to allow for the administration of innovative products, enhance the services provided to producers and customers, and increase the efficiency of its operations. The Company's technology allows it to respond quickly to customer needs for new products by reducing product development time. The Company also believes that it is emerging as an industry leader in adapting Internet technology to serve its producers. In 1998, the Company completed three releases of AnnuiTRAC-SM-, its Internet-based producer services software system, enhancing functionality and ease of use with each release.
AnnuiTRAC-SM- allows the Company to expand distribution cost-effectively and in a user-friendly way that its producers favor. The Company now counts more than 500 active AnnuiTRAC-SM- users. The Company continues to develop its technical platform in order to increase the efficiency of its operations. In 1998, the Company further improved its back office operation with systems enhancements, redesigned commission and customer statements for easier use, completed a full function data warehouse, developed a new product administration platform, and enhanced its financial and asset/liability management applications.

     CAPTURING A GROWING SHARE OF SALES IN RETAIL DISTRIBUTION CHANNELS. Over the past few years, the Company has built the infrastructure necessary to support increased growth in the retail market. The Company believes that it can distinguish itself by strengthening its relationships with individual distributors, often referred to as producers. To accomplish this objective, the Company seeks to (i) provide superior service to producers through an expanded and dedicated producer services unit; (ii) enhance the Company's technological platform to permit superior and immediate access for producers to the Company's administrative systems for transacting business; (iii) heighten producers' awareness of the Company's products and insurance affiliates through focused advertisements in industry publications and selective promotional programs; and
(iv) quickly develop innovative products with new features and services which are responsive to market needs. For example, in 1998, as a means to further strengthen its relationships with distributors, the Company expanded the AnnuiTRAC-SM- program. AnnuiTRAC-SM- gives certain distributors the capability to remotely access the Company's systems and transact business with the Company on-line. The Company also seeks to increase its retail market share by expanding and diversifying its retail distribution channels. In 1996, the Company began offering variable annuities through banks and thrifts, and in mid 1997 introduced a new variable annuity product customized for that distribution channel. Additionally, the Company recognizes the importance of building and maintaining a strong capital base. The Company's ability to expand its retail business is dependent on interest rates and other market conditions.

     IMPLEMENTING AN ADVANCED AND INTEGRATED RISK MANAGEMENT PROCESS. Using its experience in offering investment guarantees in the insurance market sector, the Company employs a highly analytical and disciplined asset/liability risk management approach to develop new products and monitor investment portfolios and liabilities. The Company does not view asset/liability management as a discrete function to be performed by a separate committee. Instead, asset/liability management permeates every aspect of the Company's operations. Beginning with product design and continuing through the product sale and eventual payout, professionals in each functional area (such as marketing, actuarial, investments, legal, finance, and administration) work jointly with a common set of risk/return characteristics to achieve the Company's overall liquidity and profit objectives (rather than the specific objectives of any particular functional area). The Company implements this process with the analytical risk and capital management skills and the experience of its management team. This foundation is supported with sophisticated computer software, emphasizing securities whose cash flows can be modeled extensively against liability cash flows under different interest rate scenarios. Risk components that cannot be appropriately modeled are identified for potential hedging or reinsurance transactions.

     MINIMIZING FIXED COST STRUCTURE. The Company attempts to minimize fixed distribution costs by marketing its products through fiduciaries and other third parties. Unlike many of its competitors, the Company does not maintain a significant field sales force, and distributors are primarily paid based on production. As a consequence of its low fixed distribution costs, the Company has flexibility to shift the mix of its sales and distribution channels in order to respond to changes in market demand. In addition, the Company believes that its administrative cost structure has benefited from economies of scale achieved as a result of its strategic acquisitions. The relocation of the Company's main processing center from Ohio to the Company's headquarters in Louisville, Kentucky, which was substantially completed during 1997, has provided benefits of consolidation and supplemented the effective delivery of service.

     MAINTAINING FOCUS ON COMPANY PROFITABILITY. The Company designs products and manages capital with a goal of achieving a superior return on common equity. The Company's return on average common equity (based on operating earnings and equity before unrealized gains and losses and for 1997, giving pro forma effect to the Company's June 1997 initial public offering of common stock) was 17.0% in 1998 and 16.4% in 1997. The Company's focus on profitability is supported by an integrated team approach to developing products and operating the Company's business. The Company's compensation system further reinforces the Company's focus on the objective of profitability. Employees at all levels of the Company are eligible to receive bonuses based on profitability. As of March 9, 1999, executive officers held shares and options to purchase shares representing 8.0% of the Company's outstanding common stock and options.

     The Company, a Delaware corporation, conducts its business through the following subsidiaries:

     - INTEGRITY LIFE INSURANCE COMPANY ("INTEGRITY") - provides individual fixed, indexed and variable annuities to retail customers and funding agreements and GICs to institutional customers;

     - NATIONAL INTEGRITY LIFE INSURANCE COMPANY ("NATIONAL INTEGRITY") - provides individual fixed and variable annuities to retail customers, primarily in New York (wholly owned subsidiary of Integrity, and collectively, the "Integrity Companies");

     - ARM FACE-AMOUNT CERTIFICATE GROUP, INC.("ARMFAC") - offers certificates to institutional customers through its special purpose entity subsidiaries (currently 312 Certificate Company and 212 Certificate Company);

     - SBM CERTIFICATE COMPANY - offers retail face-amount certificates which guarantee a fixed rate of return to investors at a future date. Retail face-amount certificates are similar to bank-issued certificates of deposit but are regulated by the Investment Company Act of 1940, as amended (the "Investment Company Act") and are not subject to Federal Deposit Insurance Corporation ("FDIC") protection; and

     - ARM SECURITIES CORPORATION ("ARM SECURITIES") - supports, as a broker-dealer, the Company's retail annuity operations and the Company's sales of independent third-party mutual funds.

HISTORY

INTEGRITY COMPANIES
     The Company was established in July 1993 by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an investment fund sponsored by Morgan Stanley Group Inc. (now known as Morgan Stanley Dean Witter & Co.), and Analytical Risk Management, Ltd. to acquire Integrity Holdings, Inc. (formerly N.M. U.S. Limited) from The National Mutual Life Association of Australasia Limited ("National Mutual"). In connection with the acquisition, which occurred on November 26, 1993, National Mutual provided the Integrity Companies with indemnification as to future claims for taxes, assessments from guaranty funds, and claims from litigation, which arose from preclosing events.

SBM COMPANY
     In June 1995, the Company completed the acquisition of substantially all of the assets and business operations of SBM Company ("SBM"), including all of the issued and outstanding capital stock of SBM's subsidiaries, State Bond and Mortgage Life Insurance Company ("SBM Life") (which was subsequently merged with and into Integrity to create certain operating efficiencies), SBM Financial Services, Inc. (which subsequently changed its name to ARM Securities Corporation), SBM Certificate Company, and SBM's management contracts with six mutual funds (the "State Bond Mutual Funds"). The aggregate purchase price for the SBM acquisition was $38.8 million. To fund the acquisition and make a $19.9 million capital contribution to SBM Life, the Company issued approximately 6.9 million shares of common stock primarily to Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (together with MSLEF II, the "Morgan Stanley Stockholders"), for an aggregate sale price of $63.5 million. The Company subsequently determined that the State Bond Mutual Funds were not a strategic line of business for the Company and on December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. The State Bond Mutual Funds had aggregate assets of $236.9 million on December 13, 1996.

INITIAL PUBLIC OFFERING OF COMMON STOCK
     In June 1997, the Company completed an initial public offering of 9.2 million shares of its Class A common stock, of which 5.75 million shares were sold by the Company and 3.45 million shares were sold by the Morgan Stanley Stockholders. The net proceeds of the offering to the Company were $78.8 million, after deducting underwriting discounts and commissions and other expenses payable by the Company. On June 30, 1997, the Company used $40 million of such net proceeds to make a capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company is using the remaining net proceeds from the offering for general corporate purposes.

     Concurrent with its initial public offering, the Company amended and restated its Certificate of Incorporation to effectuate a recapitalization such that, in addition to certain other changes, each share of common stock was split into 706 shares of common stock. The Morgan Stanley Stockholders owned approximately 91% of the outstanding shares of the Company's common stock prior to the offering and approximately 53% following the offering.

SECONDARY PUBLIC OFFERING
     In May 1998, the Company completed a secondary public offering of approximately 12.4 million shares of common stock held by the Morgan Stanley Stockholders. The Company did not receive any of the proceeds as a result of the secondary offering. However, the secondary offering of common stock resulted in the Morgan Stanley Stockholders' complete divestiture of its interest in the Company and all Class B common stock was converted to Class A common stock.

ARM FACE-AMOUNT CERTIFICATE GROUP, INC.
     ARMFAC was formed in 1998, as a wholly owned subsidiary of the Company, to issue privately placed institutional certificates. ARMFAC has subsequently established two wholly owned subsidiaries, 312 Certificate Company ("312 CC") and 212 Certificate Company ("212 CC"), both bankruptcy-remote, special purpose corporations. On April 24, 1998, 312 CC completed the sale of a $500 million privately placed certificate to a large institutional purchaser. On September 24, 1998, 212 CC completed the sale of a $500 million privately placed certificate to another large institutional purchaser.

PREFERRED STOCK OFFERING
     In July 1998, the Company completed a $75 million offering of Series A Fixed/Adjustable Rate Cumulative Preferred Stock ("Series A Preferred Stock") with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the sale of the Series A Preferred Stock were used to redeem the Company's $50 million of 9.5% Cumulative Perpetual Preferred Stock on December 15, 1998 and the remainder will be used for general corporate purposes.

PRODUCTS AND SERVICES

     The Company offers a diversified array of products and services to meet the needs of a variety of customers. The Company endeavors to adapt its products to respond to changes in the retail and institutional marketplace and generally seeks to have "a product for every market environment." The Company's retail products include a variety of variable, indexed and fixed annuities and face-amount certificates. The Company's retail variable annuity products offer customers participation in various investment portfolios, some of which are offered exclusively by the Company's insurance subsidiaries. The Company also offers funding agreements, certificates and GICs to its institutional clients.

     The Company derives its earnings from the net investment spread and fee income generated by the assets it manages. With retail and institutional spread products, the Company's subsidiaries agree to return customer deposits with interest at a specified rate or based on a specified index (e.g., LIBOR, S&P 500-both defined below). As a result, the Company's subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With retail variable products, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts investment risk associated with their chosen mutual fund option. Because the investment risk is borne by the customer, this business requires significantly less capital support than spread-based business.

RETAIL AND INSTITUTIONAL SPREAD PRODUCTS
     The Company seeks to limit the volatility of investment spreads in a variety of interest rate environments. To this end, management (i) structures investment asset durations, convexity and liquidity characteristics in relation to the Company's experience of customer deposit characteristics; (ii) regularly trades investment assets to improve yield; (iii) offers an array of products whose credited rates are based on differing points on the yield curve; and (iv) actively manages the trade-off between credited rates and persistency.

     The Company's retail and institutional spread products include retail guaranteed rate options ("GROs") sold as a stand-alone product or as an investment option within variable annuity contracts, systematic transfer options ("STOs") of certain annuity contracts, flexible premium deferred annuity ("FPDA") contracts, single premium deferred annuity ("SPDA") contracts, retail face-amount and institutional certificates, and institutional funding agreements and GICs as described below. Sales of such products include premiums and deposits received for products offered through the Company's subsidiaries.
Sales of such retail and institutional spread products for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                     Year Ended December 31,
                                              ----------------------------------
(IN MILLIONS)                                     1998       1997       1996
--------------------------------------------------------------------------------
Retail spread product sales:
  GRO                                           $   31.8    $  305.6*   $  63.8
  STO                                               65.6        16.8       16.9
  FPDA:
   Equity-indexed                                   32.6         4.8        0.4
   Other                                             7.0        10.5       17.5
  SPDA                                               0.1         0.7        3.7
  Face-amount certificates                          15.9         9.8        8.0
  Other                                              1.2         0.7        0.5
                                              ----------------------------------
   Total retail spread products                    154.2       348.9      110.8

Institutional spread product sales:
  Funding agreements and GICs                    1,515.5     1,708.7      747.5
  Institutional certificates                     1,000.0           -          -
                                              ----------------------------------
   Total institutional spread product sales      2,515.5     1,708.7      747.5
                                              ----------------------------------
Total sales of spread products                  $2,669.7    $2,057.6    $ 858.3
                                              ----------------------------------
                                              ----------------------------------

     *The increase in 1997 was a result of a brief increase in market interest rates early in 1997 which made the product more attractive.

     Assets under management for retail and institutional spread products at December 31, 1998, 1997 and 1996 were as follows:

                                                                                December 31,
                                                   -----------------------------------------------------------------
                                                             1998                  1997                  1996
                                                   -----------------------------------------------------------------
                                                                Percent               Percent               Percent
(DOLLARS IN MILLIONS)                                 Amount    of Total    Amount    of Total    Amount    of Total
--------------------------------------------------------------------------------------------------------------------
Retail spread products and options:
  GRO                                                $  584.3      7.5%    $  558.2     10.4%    $  223.1      6.3%
  FPDA                                                  406.7      5.2        403.2      7.5        428.1     12.1
  SPDA                                                  567.9      7.3        698.9     13.0        838.2     23.7
  Single Premium Immediate Annuity ("SPIA")             659.3      8.4        654.4     12.2        650.1     18.4
  Single Premium Endowment ("SPE")                      373.8      4.8        383.3      7.2        396.7     11.2
  STO                                                   125.0      1.6         30.3      0.6          6.7      0.2
  Face-amount certificates                               34.1      0.4         45.1      0.8         50.2      1.4
  Other                                                  46.0      0.6         47.2      0.9         53.1      1.5
                                                   -----------------------------------------------------------------
    Total retail spread products and options          2,797.1     35.8      2,820.6     52.6      2,646.2     74.8
Institutional spread products:
  Funding agreements and GICs                         4,014.2     51.4      2,542.3     47.4        891.9     25.2
  Institutional certificates                          1,004.8     12.8            -        -            -        -
                                                   -----------------------------------------------------------------
    Total institutional spread products               5,019.0     64.2      2,542.3     47.4        891.9     25.2
                                                   -----------------------------------------------------------------
Total assets under management for spread products    $7,816.1    100.0%    $5,362.9    100.0%    $3,538.1    100.0%
                                                   -----------------------------------------------------------------
                                                   -----------------------------------------------------------------


     GUARANTEED RATE OPTIONS. Guaranteed rate options provide a fixed-rate investment alternative. GROs, which were first introduced by the Company's insurance subsidiaries in 1994, allow customers to lock in a fixed return for three, five, seven, or ten years. There are no up-front or annual fees attached to these options, but surrender charges apply to withdrawals in excess of a stated maximum. Funds may be transferred to or from any of the guaranteed interest rate periods (or other investment options within the variable annuity contract) subject to a market value adjustment ("MVA"). The MVA can be either positive or negative, but the customer is guaranteed principal by the issuing insurance company plus a return of 3%, before surrender charges. Transfers at the end of a guarantee period are not subject to the MVA provision. The MVA provision is intended to offset the gain or loss attributable to the impact of changes in interest rates on the market value of assets that would be sold to fund surrenders occurring prior to the end of the guarantee period. The Company currently uses an immunized investment strategy designed to achieve a target dollar amount over the selected time horizon despite interest rate volatility, while maintaining a tight duration match between the assets in the portfolio and the customer deposits they support. Deposits into GROs are held in a guaranteed separate account established by the insurance company.

     SYSTEMATIC TRANSFER OPTIONS. The systematic transfer option is available in stand-alone GRO, variable annuity and equity-indexed products offered by the Company's insurance subsidiaries. It provides a guaranteed interest rate and contributions to STOs must be transferred to other investment options within one year. The guaranteed interest rate is generally set higher than other short-term rates guaranteed by the Company in order to attract new deposits.
The option also provides for dollar-cost-averaging as contributions are systematically transferred to other product options.

     FLEXIBLE PREMIUM DEFERRED ANNUITY CONTRACTS. Under flexible premium deferred annuity contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually or semi-annually thereafter. FPDA contract holders can make additional contributions, subject to minimums, after the contract is issued. The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. Certain FPDA contracts, which were acquired as a result of the SBM acquisition and which are not currently marketed by the Company, are qualified under section 403(b) of the Internal Revenue Code of 1986, as amended, and were sold to qualified employers such as public school districts and churches. The Company developed a new FPDA product, OMNI, in 1995, with sales commencing in February of 1996 and developed a second generation equity-indexed product, OMNISELECT, in 1997. The OMNI and OMNISELECT products furnish customers with the ability to allocate assets among equity index-based returns and guaranteed rates of return. The index-based options offer upside potential tied to a percentage of the appreciation in the S&P 500 Composite Stock Price Index ("S&P 500"), but protect the customer against the related downside risk through a guarantee of principal by the issuing insurance company. By hedging the equity-based risk component of the product through the purchase of futures contracts or other investment strategies, the Company focuses on managing the interest rate spread component.

     SINGLE PREMIUM DEFERRED ANNUITY CONTRACTS. Under single premium deferred annuity contracts, the issuing insurance company guarantees the customer's principal and credits the accumulated deposit with a rate of interest that is guaranteed for a specified initial period and reset annually or semi-annually thereafter, subject to guaranteed minimum crediting rates set forth in the contracts (currently 3% or 4%). The Company generally determines the crediting rate by reference to current yields along the intermediate term section of the yield curve. No front-end sales charges are imposed for purchases of such contracts, but all contain surrender charges for withdrawals in excess of a specified amount during the surrender charge period. These surrender charges vary depending upon the guarantee periods in the contracts. As a result of changes in the marketing environment for this product and the increased competition in pricing, the Company did not actively market this product in recent years. However, the Company has resumed, to a limited extent, the marketing of this type of product in 1999.

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

     RETAIL FACE-AMOUNT CERTIFICATES. Face-amount certificates are obligations of SBM Certificate Company which require it to pay holders the original invested amount of the certificate, plus a three-year fixed-rate return, at a given maturity date. Holders are required to accept a reduced rate of interest if they withdraw their investment prior to the maturity date. The Company determines the interest rate offered on face-amount certificates based on the short to intermediate term sections of the yield curve. Face-amount certificates, which are similar to bank certificates of deposit, generally compete with various types of individual savings products offered by banks and insurance companies that provide a fixed rate of return on investors' money. Face-amount certificates are regulated under the Investment Company Act and, unlike bank certificates of deposit of less than $100,000, are not guaranteed by the FDIC. The Company continues to evaluate its strategy with regard to its face-amount certificate retail distribution channels.

     FUNDING AGREEMENTS AND GUARANTEED INVESTMENT CONTRACTS. Funding agreements and guaranteed investment contracts are issued by the Company to institutional customers primarily through a marketing partnership with General American. Funding agreements are investment contracts issued by the Company's insurance subsidiaries to the nonqualified (i.e., non-retirement plans) market, and GICs are issued by the Company's insurance subsidiaries to qualified pension plans. The marketing partnership with General American currently permits the Company to use its established distribution channel contacts to market funding agreements and GICs that are backed by the financial strength of General American (see "--Ratings and Rating Agencies"). The Company markets General American contracts which have been designed by the Company to meet customer needs. Since September 1995, General American has ceded 50% of new deposits to Integrity under a coinsurance agreement. Sales of funding agreements and GICs made through General American accounted for 49% and 48% of total retail and institutional sales for the years ended December 31, 1998 and 1997, respectively. The interest rate on funding agreements and GICs is typically based upon a short-term floating rate, such as the London Interbank Offered Rate ("LIBOR"), which periodically resets to provide current yields. Funding agreement and GIC products offered by the Company are designed and have historically been held by customers as long-term core cash investments, even though under most contracts customers have the option to liquidate their holdings mainly in seven days, ranging to ninety days, with written notice. The Company has experienced withdrawals (excluding scheduled interest payments) by funding agreement and GIC customers of approximately 1.6% and 4.5% of average funding agreement and GIC customer deposits for the years ended December 31, 1998 and 1997, respectively. The Company also broadened its institutional product lines and distribution channels by launching a new funding agreement product. In November 1997, the Company received a deposit of $500 million for the new product, which was sold in partnership with BLB and initially matures in five years and is renewable annually thereafter.

     INSTITUTIONAL CERTIFICATES. Institutional certificates, introduced in 1998, are obligations of the subsidiaries of ARMFAC (currently 312 CC and 212 CC) which require them to pay the certificate holder the original invested amount, plus interest. The interest rate is based upon LIBOR and resets each month.
312 CC and 212 CC were established as special-purpose entities to offer these privately placed certificates.

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

     The Company's retail variable products include the mutual fund options of variable annuity contracts, as well as STOs and GROs. Sales of such products represent premiums and deposits received. Sales of retail variable products for years ended December 31, 1998, 1997 and 1996 were as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
 (IN MILLIONS)                                        1998      1997     1996
--------------------------------------------------------------------------------
 Retail variable product sales:
  Fund options                                       $ 285.7   $ 181.2  $ 194.8
  Spread options:
   STO                                                 110.8      41.8      5.3
   GRO                                                   3.9      16.9     19.8
                                                  ------------------------------
  Total spread options                                 114.7      58.7     25.1
                                                  ------------------------------
 Total sales of retail variable products             $ 400.4   $ 239.9  $ 219.9
                                                  ------------------------------
                                                  ------------------------------

     Assets under management for retail variable fund options at December 31, 1998, 1997 and 1996 were as follows:

                                                            December 31,
                                                  ------------------------------
 (IN MILLIONS)                                         1998     1997     1996
--------------------------------------------------------------------------------
 Retail variable fund options assets under           $1,606.9  $1,129.1  $844.3
 management                                       ------------------------------
                                                  ------------------------------

     VARIABLE ANNUITY CONTRACTS. Under variable annuity contracts, customers may allocate all or a portion of their account values to a nonguaranteed separate account that invests in shares of one or more investment portfolios (registered investment companies). Values in the nonguaranteed separate account will vary with the investment performance of the underlying mutual fund. The Integrity Companies receive income in the form of mortality and expense fees based primarily on the market value of the invested deposits, administrative expense charges in connection with variable annuity contract deposits and fees received from the investment adviser of the underlying mutual funds for services provided. The Company reinsures most of the mortality risk associated with its existing variable annuity contracts. The Integrity Companies also receive spread income from deposits allocated to the Company's STO and GRO products. Because the investment risk under the fund options of variable annuity products is borne by the customer, these products are treated as securities under federal securities laws and, therefore, the salespeople are both appointed as insurance agents for the Company's insurance subsidiaries and registered as securities representatives. In addition, Integrity Capital Advisors, Inc. earns fee income by serving as an advisory manager and by providing supervisory and administrative services to the portfolios of The Legends Fund, Inc. ("Legends Fund"), a registered investment company. Shares of The Legends Fund are offered only to nonguaranteed separate accounts of Integrity and National Integrity.

DISTRIBUTION

RETAIL DISTRIBUTION
     The Company's retail distribution strategy is focused on "making it easier" for producers and customers to do business with us by providing superior products, technology and service. By successfully implementing this strategy, the Company believes that it can expand its distribution and gain additional market share in the highly competitive retail annuity market. During 1998, the Company made significant progress in the individual variable annuity market by increasing sales 66.9% over 1997, compared with an increase of 12.2% for industry variable annuity sales (according to sales information compiled by Variable Annuities Research and Data Service ("VARDS")). This increase resulted in The Integrity Companies being ranked No. 45, based on sales, among the top variable annuity companies for the year ended December 31, 1998 compared with No. 52 for the year ended December 31, 1997 (according to VARDS).

     In providing attractive products, the Company works closely with its producers to enhance its existing products and develop new products that are customized to meet the needs of customers in each distribution channel. The Company utilizes a streamlined product development process designed to enable the Company to respond quickly to changes in the marketplace and reduce the time required to introduce new or enhanced products. For example, PINNACLE, the Company's multi-manager variable annuity product was one of the first in the industry to offer Bankers Trust indexed funds, along with a diverse selection of asset classes from well-known fund managers, guaranteed rate options, and the ability for systematic transfer of deposits over time - all in one product. In 1998, the Company further enhanced PINNACLE by introducing a "Dogs of the Dow" investment option called SELECT TEN PLUS. This new investment option allows customers to invest in the top ten dividend-yielding stocks in the Dow Jones Industrial Average on a tax-deferred basis. These enhancements have attracted new producers and resulted in PINNACLE being the fastest growing variable annuity for products introduced prior to 1997 (based on the growth in sales for 1998 over 1997 according to VARDS).

     The Company believes that the World Wide Web will become an important vehicle for conducting business in the financial services industry.
Accordingly, our strategy for expanding retail distribution is focused on AnnuiTRAC-SM-, the Company's Internet-based producer service program introduced in 1997. During 1998, the Company expanded this program to service over 500 producers. The Company believes that the convenience and ease of using this system will help attract and retain additional producers. AnnuiTRAC-SM- uses Web-based technology to provide producers with on-line access to policy and product information, 24 hours a day, seven days a week. Not only does this system automate account processing, but it helps the Company meet the demands of a growing sales force without significantly increasing operating costs. Using this technology, producers can devote more time to selling new business and the Company spends less time processing the paperwork. Previously, when producers needed the status on pending accounts, historical transaction data, or product summaries, they requested the information from the Company's producer services unit and received it via facsimile or mail. With AnnuiTRAC-SM-, this process is simplified with an interactive software system. Producers can now find valuable account information immediately and directly by accessing AnnuiTRAC-SM- through the Internet. Also in 1998, to further reinforce its belief in the importance of the Internet in business commerce, the Company introduced cutting-edge technology that allows producers to submit new business on-line, creating a near paperless environment and reducing transaction processing time.

     To strengthen relationships with existing producers and assist in recruiting new producers, the Company continues to enhance its in-house capability to provide service to producers and to promote the Company's products and services. Company representatives directly servicing producers have immediate system response capabilities for virtually any service request through the Company's PC-based client/server system. Service requests can also be turned into sales opportunities by keeping producers informed of new product features and current rate and performance information. In addition, through this servicing group, the Company works with producers and customers to retain existing business. Based on input from producers and customers, the Company introduced in late 1998 a completely revised statement of account. These statements were redesigned to make them easier for producers and customers to read and understand and include color charts on customers' asset allocation and other important information.

     In July 1998, the Company recruited a highly experienced team of wholesalers to focus on expanding sales in the independent agent market in New York. These employees generated over 860 new contracts, over $30 million in business and attracted over 170 new producers through December 31, 1998. In fact, 90% of the business attributed to this group came from producers who had never sold the Company's products in the past. In 1999, the Company is considering plans to leverage this experience by setting up similar operations in other states.

     In March 1999, the Company signed a letter of intent to acquire the assets and operations of Financial Marketing Group, Inc., FMG Distributors, Inc. and FMG Advisors, Inc. (collectively, "FMG"). Upon completion of this transaction, the Company will significantly expand its in-house retail distribution capabilities and secure this distribution company. When completed, the acquisition of FMG will enhance the Company's ability to penetrate the broker-dealers market by providing the Company with direct access to over 350 broker-dealer firms. The acquisition will also significantly enhance in-house efforts to provide quality service to the broker-dealers selling our fixed and variable annuity products. The combination of FMG's sales desk operations with the Company's operations expand distribution capabilities, enhance the Company's ability to promote products, and support the Company's efforts to serve producers. It is anticipated that the closing of the acquisition, which is subject to the final terms of the purchase agreement and certain conditions, will take place in the second calendar quarter of 1999.

     FMG has served as a third-party marketing organization for the Company with sales networks to distribute certain of its retail annuity products. FMG supplemented the Company's in-house wholesaling unit by performing this function for certain independent broker-dealers. Broker-dealers affiliated with FMG accounted for 65% and 45% of total retail sales, and 12% and 11% of total retail and institutional sales, for the years ended with December 31, 1998 and 1997, respectively. No individual broker-dealer affiliated with FMG accounted for more than 2% and 9% of total retail sales for the years ended December 31, 1998 and 1997, respectively. In addition to FMG, the Company utilizes PaineWebber Incorporated ("PaineWebber") in the stockbroker channel for the distribution of certain products. For the years ended December 31, 1998 and 1997, approximately 11% and 13% of the Company's total retail sales, respectively, and approximately 2% and 3% of total retail and institutional sales, respectively, were made through PaineWebber.

     Retail sales by distribution channel for the years ended December 31, 1998 and 1997 were as follows:

                                             Year Ended December 31,
                                   --------------------------------------------
                                           1998                  1997
                                   --------------------------------------------
                                               Percent               Percent
  (DOLLARS IN MILLIONS)              Amount    of Total    Amount    of Total
-------------------------------------------------------------------------------
  Distribution channel:
    Independent broker-dealers       $390.8       70%      $286.5       49%
    Independent agents                 82.0       15        199.8       34
    Stockbrokers                       72.0       13         93.8       16
    Financial institutions              9.7        2          8.7        1
                                   --------------------------------------------
  Total retail sales                 $554.5      100%      $588.8      100%
                                   --------------------------------------------
                                   --------------------------------------------

INSTITUTIONAL DISTRIBUTION
     In the institutional markets, the Company has been able to generate a significant level of sales volume with relatively minimal overhead or marketing expenses. A small team of in-house, experienced marketing and product development professionals design, market and sell the Company's products which are distributed directly to defined contribution plans, bank collective trust departments, GIC investment managers, money market funds, corporate treasurers, and other institutional investors. Utilizing these professionals, the Company has been able to gain significant leverage in the amount of revenue and profit which can be generated by these individuals for the limited amount of overhead required to maintain and expand its market penetration. Where the Company's financial strength ratings constrain its ability to underwrite and sell products directly, the Company's in-house institutional staff structures arrangements with highly-rated and respected partners to credit enhance the performance guarantees of its products.

SURRENDERS

     To encourage persistency and discourage withdrawals, the Company's retail insurance products have generally incorporated surrender charges, market value adjustments and/or other features which may discourage or prevent such surrenders or withdrawals for a specified number of years. As of December 31, 1998, the Company had approximately $806.7 million of retail customer deposits (18% of total retail customer deposits), which were not subject to surrender charges or other restrictions on withdrawal. During 1999, surrender charges will no longer apply to an additional $329.9 million of retail customer deposits which were in force as of December 31, 1998. The Company has implemented programs designed to improve persistency. Such programs involve direct contact with customers and are designed to inform customers of the financial strength of the Company and its insurance subsidiaries and to describe other retail product offerings available.

     As of December 31, 1998, the Company had approximately $3.5 billion of institutional customer deposits (70% of total institutional customer deposits), which were subject to short-term withdrawal restrictions, primarily requiring seven days, but ranging to 90 days, written notice.

     For additional information related to surrender risks see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1998 Compared to 1997; -- Liquidity and Financial Resources -- Insurance Subsidiaries Operations; and -- Effects of Inflation and Interest Rate Changes."

REINSURANCE CEDED

     The Company's insurance subsidiaries reinsure risks related to certain of its products with other insurance companies through reinsurance agreements. Through these reinsurance agreements, substantially all mortality risks associated with SPE and variable annuity deposits and substantially all risks associated with the variable life business have been reinsured. The Company's primary reinsurers of mortality risks associated with SPE deposits are Swiss Reinsurance Company, RGA Reinsurance Company and The Equitable Life Assurance Society, which are respectively rated A+, A+ and A by A.M. Best. Connecticut General Life Insurance Company is the Company's principal reinsurer of the mortality risks associated with variable annuity deposits and is rated A+ by A.M. Best. Phoenix Home Life Mutual and American Franklin Life are the Company's principal reinsurers with respect to risks associated with the variable life business and are respectively rated A and A++ by A.M. Best. In addition, Integrity cedes a block of SPDAs on a coinsurance basis to Harbourton Reassurance, Inc., and in accordance with the treaty all assets supporting the liabilities are held in trust. Reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business; the ceding reinsurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims.

RATINGS AND RATING AGENCIES

     Insurance companies are rated by independent rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate a higher relative level of financial stability and a stronger ability to pay claims. In general, the rating agencies issue opinions on the insurance companies' abilities to meet policyholder claims and obligations on a timely basis. The basis for an opinion on a particular rating includes such factors as capital resources, financial strength, demonstrated management expertise, and stability of cash flow as well as the quality of investment operations, administration and marketing. These particular types of ratings are based upon factors relevant to policyholders and are not directed toward protection of stockholders. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security. The Company's insurance subsidiaries currently hold ratings from four significant rating agencies: A.M. Best, Standard & Poor's Corporation ("S&P"), Duff & Phelps, and Moody's Investors Service ("Moody's").

     The Company's insurance subsidiaries are currently classified "A (Excellent)" by A.M. Best Company, Inc. ("A.M. Best"), reflecting an upgrade from A- in October 1995. A.M. Best's ratings range from "A++ (Superior)" to "F (In liquidation)," and some companies are not rated.

     The Company's insurance subsidiaries currently hold an "A (Strong)" claims-paying ability rating from S&P. The S&P claims-paying ability rating categories range from "AAA (Extremely Strong)" to "D (Liquidation)."

     In addition, the Company's insurance subsidiaries currently hold an "A-1 (Strong)" short-term rating from S&P. The short-term rating is used for any obligation whose maturity is typically one year or less or would apply to a put option or demand feature which would give the policyholder the right to receive their funds within one year. The S&P short-term rating categories range from "A-1+ (Very Strong)" to "C (Currently Vulnerable)."

     The Company's insurance subsidiaries currently have a claims-paying ability rating from Duff & Phelps of "A+ (High)" and a short-term claims paying ability of "D-1." Duff & Phelps' claims-paying ability ratings range from "AAA" to "DD" and short-term claims-paying ability ratings range from "D-1+" to "D-5".

     Moody's has assigned the Company's insurance subsidiaries a "Baa1 (Adequate)" insurance financial strength rating. This rating was reaffirmed by Moody's in November 1998, but with a negative outlook on the Company. Moody's ratings range from "Aaa (Exceptional)" to "C (Lowest)," and some companies are not rated.

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

     A substantial portion of the Company's institutional business is written on General American's policy forms and reinsured to the Company. General American's ratings are (i) A.M. Best -- "A+ (Superior);" (ii) S&P claims-paying ability -- "AA- (Very Strong)" and short-term -- "A-1+ (Strong);" (iii) Duff & Phelps claims-paying ability -- "AA (Very High)" and short-term claims paying ability -- "D-1+;" and (iv) Moody's insurance financial strength rating -- "A2
(Good)."

     General American's Moody's rating of A2 reflects a lowering from A1 which Moody's announced on March 5, 1999. Moody's recent rating of General American, and its rating of the Company, reflects in part, Moody's overall outlook for the U.S. life insurance industry, which remains negative. According to Moody's, the fundamental issues underpinning its view of the industry continue to be intense competition, excess capacity, eroding financial service barriers, and market conduct litigation, among others. These issues are likely to continue to pressure Moody's ratings of U.S. life insurers over the medium term. There is no assurance that Moody's lowering of General American's rating will not have an adverse effect on the Company's financial position or results of operations. In addition, there is no assurance that further reductions of General American's ratings would not have a material adverse effect on the Company's financial position or results of operations.

PRODUCER AND CUSTOMER SERVICE, TECHNOLOGY AND ADMINISTRATION

     The Company believes that it can strategically employ technology to strengthen individual distributor and customer relationships by providing superior service, reducing operating costs, improving work flow efficiency, and reducing product development time.

     The Company's integrated approach to business requires that information be shared within and across functional groups. Management, therefore, believes that a PC-based client/server data processing platform provides users with direct access to information more efficiently than a mainframe system. To facilitate this process, the Company's principal locations in Kentucky, Ohio, New York, and Minnesota use linked voice and data communications technologies over a wide-area network ("WAN"). With proper security clearance, employees can access data bases on file servers from any location. Some of these file servers are owned and operated by the Company, while others are owned and operated by external entities. Using an automated interface system to access these data bases, the Company achieves reduced costs, strengthened internal control, and decreased possibility for error from manual intervention. The Company has and will continue to outsource systems or administrative functions in which the Company does not currently possess or have the potential for critical mass. The Company improved the productivity and effectiveness of its processing operations by relocating and consolidating its Ohio office to the corporate headquarters in Louisville, Kentucky.

     The Company maintains a plan to promptly recover its systems and operations in the event of a disaster. For critical WAN applications, redundant servers with backed-up data are in place. Key functions are intended to be available within a matter of a few hours. For recovery of computer systems accessed through external parties, these vendors provide their own disaster recovery plans. Off-site storage of magnetic media is intended to ensure that data processing systems and the imaging system can also be restored in the event of a disaster.

     The Company believes that the World Wide Web will become an important vehicle for conducting business in the financial services industry. In 1997, the Company introduced its Internet-based producer service program called AnnuiTRAC-SM-. During 1998, the Company expanded this program to service over 500 producers. The Company believes that the convenience and ease of using this system will help attract and retain additional producers. AnnuiTRAC-SM-uses Web-based technology to provide producers with on-line access to policy and product information, 24 hours a day, seven days a week. Not only does this system automate account processing, but it also helps the Company meet the demands of a growing sales force without significantly increasing operating costs. Using this technology, producers can devote more time to selling new business and the Company spends less time processing the paperwork. Previously, when producers needed the status on pending accounts, historical transaction data, or product summaries, they requested the information from the Company's producer services unit and received it via facsimile or mail. With AnnuiTRAC-SM-, this process is simplified with an interactive software system. Producers can now find valuable account information immediately and directly by accessing AnnuiTRAC-SM- through the Internet. Also in 1998, to further reinforce its belief in the importance of the Internet in business commerce, the Company introduced cutting-edge technology that allows producers to submit new business on-line, creating a near paperless environment and reduced transaction processing time.

     The Company also uses technology to decrease the amount of time it takes to develop new products. Accordingly, during 1998, in an attempt to focus a more concentrated effort on enhancing technology development, the Company established ARM Technology Group. The goals of the group are to strengthen the Company's technology capabilities and increase the efficiency of in-house operations. Additionally, in 1997, the Company developed an improved policy administration system that allows it to quickly respond to changing customer needs and reduces the amount of time required to modify software necessary to implement new product features. The Company envisions using this system to support various aspects of its business in the future.

COMPETITION

     The financial services industry is highly competitive, and each of the Company's subsidiaries competes with companies that are significantly larger and have greater access to financial and other resources.

     The life insurance industry comprises approximately 1,800 companies in the United States and is highly competitive, with no one company dominating any of the principal markets in which the Company's insurance subsidiaries operate. Many insurance companies and insurance holding companies have substantially greater capital and surplus, larger and more diversified portfolios of life insurance policies and annuities, higher ratings, and greater access to distribution channels than the Company's insurance subsidiaries. Competition is based upon many factors, such as the form and content of annuity policies, premiums charged, investment return, customer and producer service, access to distribution channels, financial strength and ratings of the company, experience, and reputation. The Company's insurance subsidiaries also encounter increasing competition from banks, securities brokerage firms, mutual funds, and other financial intermediaries marketing insurance products, annuities and other forms of savings and pension products.

     On January 18, 1995, the United States Supreme Court held in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court held on March 26, 1996 in BARNETT BANK OF MARION COUNTY V. NELSON that state laws prohibiting national banks from selling insurance in small town locations are pre-empted by federal law. The Office of the Comptroller of the Currency also adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing potential competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. The Company believes that these developments have resulted in increased competition from banking entities.

     Laws and regulations are considered from time to time that could significantly impact the Company's business, including proposals which, if adopted, would result in fundamental changes in the financial services industry. Recently, the Financial Services Act of 1999 was introduced in Congress. The Financial Services Act of 1999 would, among other things, repeal the bank holding company prohibitions on insurance underwriting, expand permissible nonbanking activities for bank holding companies from those "closely related to banking" to those that are "financial in nature" and repeal the prohibitions on banks affiliating with securities firms. While the Company is unable to predict whether any such laws or regulations will be adopted, the Company believes that any such new laws or regulations are likely to lead to increased consolidation and competition within the financial services industry.

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

INSURANCE REGULATION
     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are organized and in the other jurisdictions where they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers including granting and revoking licenses to transact business, regulation of marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval, and other related matters. The primary purpose of such supervision and regulation under the insurance statutes of Ohio and New York (the domiciliary states of Integrity and National Integrity, respectively), as well as other jurisdictions, is the protection of policyholders rather than investors or shareholders of an insurer. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

     In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Over the past few years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. Additionally, the NAIC "Codification of Statutory Accounting Principles" project may revamp the current statutory accounting practices for the Company's insurance subsidiaries. Certain proposals under consideration may have a negative impact on the statutory surplus of the Company's insurance subsidiaries and thus their ability to pay dividends to the Company. Issue papers were released for industry review and Statements of Statutory Accounting Principles were issued by the NAIC in 1997, and formally approved in 1998. Codification of Statutory Accounting Principles is scheduled to be effective on January 1, 2001. In certain states, this project will not undermine the states' authority to make a final determination on acceptable and appropriate accounting practices as it may be subject to implementation only upon legislative enactment by the applicable state legislature. The Company is monitoring developments in the regulatory area and assessing the potential effects that the project or any other changes would have on the Company.

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

     DIVIDEND RESTRICTIONS. The Company's ability to declare and pay dividends is affected by Ohio and New York laws regulating the ability of National Integrity to pay dividends to Integrity and the ability of Integrity to pay dividends to the Company.

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

     Integrity paid $6.0 million in dividends to the Company during 1998. For 1999, the maximum dividend payments that may be paid by Integrity to the Company without prior regulatory approval are $37.8 million. In addition, National Integrity paid a $2.8 million dividend to Integrity in 1998.

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

     The consolidated statutory capital and surplus of the Company's life insurance subsidiaries totaled $246.7 million and $211.8 million at December 31, 1998 and 1997, respectively, and were substantially in excess of the minimum level of RBC that would require regulatory action. In addition, the consolidated statutory AVRs of the Company's insurance subsidiaries totaled $37.8 million and $24.9 million at December 31, 1998 and 1997, respectively. AVRs are generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators, including RBC.

     GUARANTY FUND ASSESSMENTS. Under the insurance guaranty fund laws existing in each state, insurers licensed to do business in the state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In connection with the acquisition by the Company of the Integrity Companies from National Mutual, National Mutual agreed to indemnify the Company for guaranty fund assessments levied in respect of companies declared insolvent or subject to conservatorship prior to November 26, 1993. The amounts actually assessed to and paid by the Company's insurance subsidiaries for the years ended December 31, 1998, 1997 and 1996 were approximately $0.6 million, $1.6 million and $1.5 million, respectively. Of such amounts, approximately $0.1 million, $0.5 million and $0.5 million, respectively, were reimbursed by National Mutual under its indemnity obligation to the Company. Because such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. During 1996, the Company recorded a provision for future state guaranty fund association assessments of $1.6 million. No provision was recorded during 1997 and 1998. At December 31, 1998, the Company's reserve for such assessments was $3.9 million. No assurance can be given that the Company's reserve for assessments or such indemnity will be adequate in the event of any loss suffered by the Company in respect of any assessment made under state insurance guaranty fund laws. The reserve does not include any provision for future assessments related to unknown failures or to known failures for which no estimate of the Company's exposure currently can be made. The Company estimates its reserve for assessments using information provided by the National Organization of Life and Health Guaranty Associations. The insolvency of large life insurance companies in future years could result in additional material assessments to the Company by state guaranty funds that could have a material adverse impact on the Company's future earnings and liquidity.

     TRIENNIAL EXAMINATIONS. The Ohio and New York insurance departments usually conduct an examination of Integrity and National Integrity, respectively, every three years, and may do so at such other times as are deemed advisable by the Ohio Insurance Director and New York Insurance Superintendent. The report with respect to the most recent triennial examination of Integrity issued in 1997 covered the periods 1993 through 1995 and contained no material adverse findings. The report with respect to the most recent triennial examination of National Integrity issued in 1997 covered the periods 1993 through 1995 and also contained no material adverse findings. The

Company expects that triennial examinations of Integrity and National Integrity for the periods 1996 through 1998 will be performed during 1999 and 2000. There is no assurance that the examination reports will contain no material adverse findings.

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

     In 1997, two IRIS ratios for Integrity and three IRIS ratios for National Integrity fell outside the usual range due to normal business operations which included the sale of a substantial volume of funding agreements and GICs. The Company has not yet received 1998 IRIS results from the NAIC for Integrity and National Integrity, but expects that less than four ratios will fall outside the usual range for each company.

OTHER REGULATION
     The Company's non-insurance activities are also subject to extensive regulation. Integrity Capital Advisors, Inc. is registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act") and is subject to regulation and examination under the Advisers Act by the SEC. In addition, variable annuities and the related nonguaranteed separate accounts of the Company's insurance subsidiaries are subject to regulation by the SEC under the Securities Act of 1933, as amended, and the Investment Company Act.

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

     The securities laws and regulations referred to above generally grant supervisory agencies and bodies broad administrative powers, including the power to fine, limit or restrict a firm from conducting its business in the event that it fails to comply with such laws and regulations. In addition to maintaining registrations, the regulatory requirements include reporting, maintaining books and records in prescribed forms, maintaining certain mandatory custodial arrangements, approving employees, representatives and, in some cases, owners, and other compliance procedures. Possible sanctions that may be imposed in the event of noncompliance include, without limitation, the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registration as an investment adviser or broker-dealer, censures and fines. The regulators make periodic examinations and review annual, monthly and other reports on the operations of the Company or its subsidiaries. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

     EXAMINATIONS. During 1997, the SEC conducted an examination of National Integrity's nonguaranteed separate account products, which are registered. No material control deficiencies were found during this examination. During 1998, the SEC conducted an examination of SBM Certificate Company to ensure that its activities are conducted in accordance with the federal securities laws. The examination did not reveal any significant violations or deficiencies. In addition, the SEC conducts routine examinations of the Company's registered investment adviser operations to ensure compliance with the requirements prescribed by the Advisers Act. Similarly, the NASD regulates the activities of the Company's broker-dealer operations and conducts routine examinations thereof.

FEDERAL INCOME TAX
     In recent years, various proposals have been made that could have resulted in a substantial effect on the Company's business, including provisions directly related to the taxation of annuities. Currently, the Clinton Administration, in its Revenue Proposal as released in February 1999, has introduced provisions relative to life insurance companies that could substantially increase the Company's current federal income tax liability. In addition, members of the U.S. Congress have introduced several bills that provide for substantial change in the pension and asset accumulation market places. It is not possible at this time to predict the impact on annuities or the Company should any of these or any similar proposals be enacted. The Company is monitoring the legislative situation very closely and is prepared to react quickly to any legislative changes that are ultimately made. However the adoption of any such proposals could have a material adverse effect on the Company's business.

EMPLOYEES

     At December 31, 1998, the Company and its subsidiaries had approximately 300 employees, none of whom were represented by a labor union. The Company believes that its relations with its employees are good.

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

     In addition to its headquarters, the Company and its subsidiaries lease approximately 4,300 square feet of space in the Columbus, Ohio vicinity, 15,000 square feet of space on Chamberlain Lane in Louisville, Kentucky and approximately 4,200 square feet of office space in Goshen, New York. The operations of the Company's New York insurance subsidiary, National Integrity, are conducted from the Goshen, New York facility. Additional office space leased in New Ulm, Minnesota supports the distribution operations of SBM Certificate Company. The Chamberlain Lane space in Louisville, Kentucky serves as the Company's primary distribution center for all of its operations. The Columbus office space is being leased until June 30, 1999 to facilitate the termination of the Columbus operation, and was entered into as part of the discounted buy out and termination of Integrity's sublease for 72,000 square feet in the same building.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is currently involved in no material legal or administrative proceedings. The Company's subsidiaries are currently involved only in routine legal and administrative proceedings incidental to the conduct of their businesses. The Company believes that none of these proceedings will have a material adverse impact on the financial position or results of operations of the Company or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages, and positions with the Company as of March 15, 1999, are set forth below:

        NAME          AGE                    TITLE
--------------------------------------------------------------------------------
Martin H. Ruby         48   Chairman of the Board and Chief Executive Officer
Dennis L. Carr         49   Executive Vice President and Chief Actuary
David E. Ferguson      51   President -- ARM Technology Group
John R. Lindholm       50   President -- Retail Business Division and Director
John R. McGeeney       42   Executive Vice President and General Counsel
William H. Panning     54   Executive Vice President and Chief Investment
                            Officer
Edward L. Zeman        44   Executive Vice President and Chief Financial
                            Officer
Peter S. Resnik        38   Treasurer and Corporate Communications Officer
Barry G. Ward          37   Controller


     MARTIN H. RUBY was named Chairman of the Board and Chief Executive Officer of the Company in February 1998. Prior to that time, he served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company since July 1993. From March 1992 until November 1993, Mr. Ruby served as Co-Chief Executive Officer of Analytical Risk Management, Ltd. ("ARM Ltd."). From May 1990 to January 1992, he was President and Managing Director of the ICH Capital Management Group of ICH Corporation and President of Constitution Life Insurance Company, the accumulation product subsidiary of ICH Corporation. From 1986 to 1989, Mr. Ruby was Chief Executive Officer and Managing Director of Capital Initiatives Corporation, a subsidiary of the former Capital Holding Corporation. Mr. Ruby also held various other positions with Capital Holding Corporation from 1980 until 1986.

     DENNIS L. CARR has served as Executive Vice President and Chief Actuary of the Company since June 1996. He had been Executive Vice President and Chief Product Development Officer of the Company since September 1993 and was appointed Actuary in June 1995. Prior to joining the Company in September 1993, he was Director of Product Development for the Accumulation and Investment Group of Capital Holding Corporation. From July 1983 to July 1988, Mr. Carr was a consulting actuary for Tillinghast, being named a principal of that firm in 1987.

     DAVID E. FERGUSON has served as President -- ARM Technology Group of the Company since May 1998. He had served as Executive Vice President and Chief Technology Officer of the Company since January 1997. Prior to then, he was Executive Vice President and Chief Administrative Officer of the Company since July 1993. He also served as Chief Technology Officer of Oldarm L.P. from January 1993 until November 1993, and was Chief Technology Officer of Franco Associates, Ltd. from its inception in March 1992 to its merger with ARM Ltd. in December 1992. From 1990 to March 1992, Mr. Ferguson was employed as President and Chief Executive Officer of the James Graham Brown Foundation, Inc., a private philanthropic association in

Louisville, Kentucky. From 1984 to 1990, Mr. Ferguson was a partner at Ernst & Young LLP (or its predecessor Arthur Young) and National Director of their Insurance Industry Consulting groups.

     JOHN R. LINDHOLM has served as President -- Retail Business Division of the Company since January 1997. He had been Executive Vice President and Chief Marketing Officer of the Company since July 1993. Until November 1993, he served as the Chief Marketing Officer of ARM Ltd., a position he held since March 1992. From June 1990 to February 1992, Mr. Lindholm was Chief Marketing Officer and Managing Director of the ICH Capital Management Group of ICH Corporation. From 1980 to 1990, he was employed by Capital Holding Corporation, first as Vice President -- Compensation and Benefits, then as Chief Marketing Officer and Managing Director of its Accumulation and Investment Group. Mr. Lindholm was named Director of the Company in April 1998; he is also Chairman of the Board of The Legends Fund, Inc.

     JOHN R. MCGEENEY has served as Executive Vice President and General Counsel of the Company since September 1998. He formerly served as Executive Vice President -- Retail Business Division since January 1997. Prior to then, he was Co-General Counsel of the Company since January 1994, was Assistant General Counsel of the Company from October 1993 to December 1993, and was Secretary from December 1993 to December 1995. From February 1988 to October 1993, Mr. McGeeney served as Assistant General Counsel for the Accumulation and Investment Group of Capital Holding Corporation. He served as an associate with the law firm of Middleton & Reutlinger from 1986 until 1988.

     WILLIAM H. PANNING has served as Executive Vice President and Chief Investment Officer of the Company since August 1998. Prior to joining the Company, he served as President and Chief Operating Officer for Advanced Risk Management Services, a division of Willis Corroon, since March 1997. From January 1995 until August 1996, he served as Senior Vice President of MetLife Investment Management Corp. From November 1992 to December 1994, he was Vice President of Risk Management for ITT Hartford Insurance Group. He served as Assistant Vice President of Investment Strategy and Policy for Aetna Life and Casualty from November 1986 to October 1992.

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

     PETER S. RESNIK has been Treasurer and Corporate Communications Officer of the Company since May 1998. Formerly, he served as Treasurer since December 1993. From December 1992 to November 1993, he served in various financial and operational positions for ARM Ltd. From June 1986 through July 1992, he served as Assistant Vice President of Commonwealth Life Insurance Company, a subsidiary of Capital Holding Corporation, in various management positions, the last of which was Director of Planning and Budgets in the Agency Group Division.

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

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On June 19, 1997, the Company's Class A common stock began trading on the American Stock Exchange under the symbol "ARM." Prior to such date, no established public trading of the Company's common equity existed. On April 27, 1998, the Company's Class A common stock began trading on the New York Stock Exchange under the symbol "ARM."

     The following table sets forth for the periods indicated, the high and low sale prices of the Company's Class A common stock as reported on the applicable exchange, as well as the cash dividends per share of Class A common stock:

                            1998                            1997
               ------------------------------  ------------------------------
                                      Cash                            Cash
                                    Dividend                        Dividend
                  High      Low     Per Share    High      Low      Per Share
               ------------------------------  ------------------------------
1st Quarter     $ 26      $ 21 1/8    $ 0.02     n/a        n/a        n/a
2nd Quarter       24        20          0.04   $ 20       $ 18 1/2   $   --
3rd Quarter       25 7/16   12 3/4      0.04     23 13/16   19 7/16    0.02
4th Quarter       22 3/16   13 15/16    0.04     26 3/8     20         0.02


     As of February 25, 1999, there were approximately 2,826 holders of record of the outstanding shares of Class A common stock.

     The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on the preferred stock and common stock. The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates is limited by state insurance laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources -- Holding Company Operations."

     On February 12, 1999, the Company declared a dividend of $0.04 per share of Class A common stock and $2.7875 per share of Series A Preferred Stock. Both dividends are scheduled to be paid on March 15, 1999, to shareholders of record on February 26, 1999.

     The Company's long-term debt agreement places certain restrictions on the amount of common stock dividends it can pay to shareholders. The restrictions limit common stock dividends in any fiscal year to the greater of one-third of the Company's net income (before certain non-recurring charges) for the preceding fiscal year and $3.0 million.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information of the Company and its subsidiaries for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. The financial information has been derived from consolidated financial statements of the Company, prepared in conformity with GAAP, that have been audited by Ernst & Young LLP.

     Effective May 31, 1995, the Company acquired substantially all of the assets and business operations of SBM. This acquisition was accounted for as a purchase, and the results of operations of the acquired businesses are included in the Company's historical financial information from the date of acquisition. Because 1998, 1997 and 1996 include full years of acquired SBM business operations compared to seven months in 1995, the results of operations presented are not completely comparable.

     The selected historical financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and the notes thereto and other financial and operating information included herein.

                                                                   Year Ended December 31,
                                             -----------------------------------------------------------------
(IN THOUSANDS, EXCEPT IN SHARE AMOUNTS)           1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Investment income                              $ 480,423    $ 329,979    $ 250,031    $ 196,024    $ 149,142
Interest credited on customer deposits          (380,738)    (247,418)    (182,161)    (146,867)    (116,463)
                                             -----------------------------------------------------------------
   Net investment spread                          99,685       82,561       67,870       49,157       32,679
Fee income:
   Variable annuity fees                          20,085       14,630       10,786        7,238        4,291
   Asset management fees                               -        8,595        5,780        3,161            -
   Other fee income                                1,496        1,386        1,267          949        4,100
                                             -----------------------------------------------------------------
     Total fee income                             21,581       24,611       17,833       11,348        8,391
Other income and expenses:
   Surrender charges                               5,698        4,482        5,024        3,339        2,356
   Operating expenses                            (35,122)     (32,528)     (31,055)     (22,957)     (21,484)
   Commissions, net of deferrals                  (1,658)      (2,218)      (2,372)      (1,557)      (2,551)
   Interest expense on debt                       (2,587)      (2,517)      (3,146)      (3,461)      (3,136)
   Amortization:
     Deferred policy acquisition costs           (12,593)     (10,416)      (6,835)      (2,932)      (1,296)
     Value of insurance in force                  (5,965)      (9,293)      (7,320)      (7,104)      (3,830)
     Acquisition-related deferred charges           (405)        (503)      (1,503)      (9,920)      (2,163)
     Goodwill                                       (375)        (424)        (488)        (358)           -
   Non-recurring charges(1):
     Stock-based compensation                     (2,036)      (8,145)           -            -            -
     Other                                        (2,639)      (6,678)      (5,004)           -            -
   Other, net                                     (2,830)        (386)      (5,366)        (687)       4,972
                                             -----------------------------------------------------------------
     Total other income and expenses             (60,512)     (68,626)     (58,065)     (45,637)     (27,132)
Realized investment gains (losses)                (1,874)       3,192          907        4,048      (36,727)
                                             -----------------------------------------------------------------
Income (loss) before income taxes                 58,880       41,738       28,545       18,916      (22,789)
Income tax benefit (expense)                     (15,066)     (14,139)      (5,167)      (7,026)       6,018
                                             -----------------------------------------------------------------
Net income (loss)                                 43,814       27,599       23,378       11,890      (16,771)
Dividends on preferred stock                      (6,422)      (4,750)      (4,750)      (4,750)      (4,750)
                                             -----------------------------------------------------------------
Net income (loss) applicable to common
   Shareholders                                $  37,392    $  22,849    $  18,628    $   7,140    $ (21,521)
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------
Net income (loss) per common and common
   Equivalent share (diluted)                  $    1.53    $    1.07    $    1.06    $    0.49    $   (2.03)
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------
Average common and common equivalent
   Shares outstanding                             24,362       21,305       17,498       14,614       10,590
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------
Cash dividends paid per common share           $    0.14    $    0.04    $       -    $       -    $       -
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------
OTHER OPERATING DATA:
Operating earnings (2)                         $  43,285    $  34,149    $  22,227    $   4,509    $   2,352
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------
Operating earnings per common and
   Common equivalent share (diluted)           $    1.78    $    1.60    $    1.27    $    0.31    $    0.22
                                             -----------------------------------------------------------------
                                             -----------------------------------------------------------------

                                                                December 31,
                                      ------------------------------------------------------------------
 (IN THOUSANDS)                           1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------
 BALANCE SHEET AND OTHER DATA:
 Total cash and investments             $6,513,108   $4,467,477   $3,347,477   $2,798,027   $1,782,501
 Assets held in separate accounts        2,896,203    2,439,884    1,135,048      809,927      506,270
 Total assets                            9,786,264    7,138,424    4,701,664    3,793,580    2,447,888
 Long-term debt                             38,000       38,000       40,000       40,000       40,000
 Total liabilities                       9,575,831    6,830,879    4,519,722    3,605,589    2,462,021
 Shareholders' equity:
   Carrying amount                         210,433      307,545      181,942      187,991      (14,133)
 Excluding the effects of
       SFAS No. 115(3)                     348,758      287,245      178,273      159,461       90,816
 Fair value(4)                             279,713      321,087      224,276      187,721      115,192


(1) The Company recorded non-recurring charges of $4.7 million in 1998 of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to the registration expenses associated with the Company's secondary offering of common stock. The Company recorded non-recurring charges of $14.8 million for 1997 which included a non-cash stock-based compensation expense charge of $8.1 million and other non-recurring costs primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky. The Company recorded non-recurring charges of $5.0 million in 1996 related to the move of the Ohio operations and mergers and acquisition activities that did not result in a transaction.

(2) "Operating earnings" is defined as net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997 and 1996, income from defined benefit pension plan asset management operations which were sold in November 1997.

(3) Excludes from carrying amount shareholders' equity the net unrealized gains and losses on securities classified as available-for-sale, net of related amortization and taxes.

(4) The methodologies used to estimate fair value are described in the notes to the consolidated financial statements contained herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's products and services are sold in two principal markets, the retail and institutional markets, through a broad spectrum of distribution channels. The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company groups its operations into three operating segments (retail spread products and options, institutional spread products and retail variable fund options) and a corporate segment, based on the market through which the products or services are sold and the earnings characteristics of the products or services.

     The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products and options segment (primarily fixed and indexed annuities) and institutional spread products segment (funding agreements, GICs and certificates). The Company receives a fee in exchange for managing customers' deposits, and the customer accepts the investment risk with its retail variable fund options segment (variable annuity mutual fund options). Fee-based business is less capital intensive than the spread businesses and provides the Company with diversified sources of income. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including retail fixed, indexed and variable annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by developing new products and applications for existing and new markets.

     The following discussion compares the results of operations for the Company for the three years ended December 31, 1998. For certain financial information regarding the Company's business segments, see Note 12 of the consolidated financial statements included herein.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Net income during 1998 was $43.8 million compared to $27.6 million for 1997. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997, income from defined benefit pension plan asset management operations which were sold in 1997) were $43.3 million and $34.1 million for 1998 and 1997, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread and variable annuity fees due to the growth of assets under management which increased from $6.9 billion at December 31, 1997 to $9.9 billion at December 31, 1998.

     Pro forma operating earnings for 1997 (operating earnings including a pro forma adjustment to reflect investment income at an assumed rate of 7.5% on the net proceeds of the Company's June 1997 initial public offering of Class A common stock assuming it occurred on January 1, 1997) were $36.3 million. Operating earnings per diluted share (pro forma for 1997) were $1.78 and $1.51 for December 31, 1998 and 1997, respectively. This pro forma information for 1997 is not necessarily indicative of what would have occurred had the initial public offering occurred on the earlier date.

     Annualized pretax operating earnings for the retail spread products and options segment were 1.37% and 1.36% of average assets under management of $2.77 billion and $2.76 billion during 1998 and 1997, respectively. Annualized pretax operating earnings for the institutional spread products segment were 0.64% and 0.62% of average assets under management of $3.77 billion and $1.48 billion during 1998 and 1997, respectively. Annualized pretax operating earnings for the retail variable fund options segment (fee business) were 0.55% and 0.52% of average assets under management of $1.35 billion and $970.3 million during 1998 and 1997, respectively.

     Net investment spread for the years ended December 31, 1998 and 1997 was as follows:

                                                       Year Ended December 31,
                                                     --------------------------
 (IN THOUSANDS)                                           1998        1997
-------------------------------------------------------------------------------
 Investment income                                     $ 480,423   $ 329,979
 Interest credited on customer deposits                 (380,738)   (247,418)
                                                     --------------------------
      Net investment spread                            $  99,685   $  82,561
                                                     --------------------------
                                                     --------------------------

     The increase in net investment spread is attributable to the increase in average spread-based customer deposits, which were $6.53 billion in 1998 compared to $4.24 billion in 1997.

     Investment spread rates for the Company's two spread-based operating segments for the years ended December 31, 1998 and 1997 were as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                           1998        1997
-------------------------------------------------------------------------------
 Retail spread products and options segment:
   Investment yield                                        7.89%       8.00%
   Average credited rate                                  (5.83)%     (5.79)%
                                                     --------------------------
     Investment spread rate                                2.06%       2.21%
                                                     --------------------------
                                                     --------------------------

 Institutional spread products segment:
   Investment yield                                        6.67%       6.74%
   Average credited rate                                  (5.83)%     (5.92)%
                                                     --------------------------
     Investment spread rate                                0.84%       0.82%
                                                     --------------------------
                                                     --------------------------

     Investment income on cash and investments in excess of customer deposits (i.e., consolidated surplus assets) was $10.7 million and $9.3 million for the years ended December 31, 1998 and 1997, respectively.

     The decrease in investment yields in 1998 is primarily attributable to lower market interest rates and a flatter U.S. Treasury yield curve during 1998. Investment yields for the institutional spread products segment are generally lower than the retail spread products and options segment because the proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. Investments in securities of a relatively shorter duration for the institutional spread products segment are necessary to match, within a targeted range, the average duration of institutional spread product deposits.

     The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. For institutional spread products, crediting rates are reset monthly or quarterly based on London Interbank Offered Rates ("LIBOR"), plus a premium, and semi-annually or annually for certain fixed annuities.

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $20.1 million in 1998 from $14.6 million in 1997. This increase is primarily attributable to asset growth from the receipt of variable annuity deposits and from a stock market driven increase in the value of existing variable annuity deposits invested in mutual funds.

     Assets under management by business segment as of December 31, 1998 and 1997 were as follows:

                                                1998                1997
                                       --------------------  -------------------
                                                   Percent             Percent
(DOLLARS IN MILLIONS)                     Amount   of Total   Amount   of Total
-----------------------------------------------------------  -------------------
Retail spread products and options
  (primarily fixed annuity deposits)     $2,797.1      28%    $2,820.6     41%
Institutional spread products
  (funding agreement, GIC and
    certificate deposits)                 5,019.0      51      2,542.3     37
Retail variable fund options
  (variable annuity deposits
     invested in mutual funds)            1,606.9      16      1,129.1     16
Corporate and other:
  Off-balance sheet deposits under
    marketing partnership
      arrangements                          226.9       3        232.9      3
  Cash and investments in excess of
    customer deposits                       224.6       2        180.8      3
                                       --------------------  -------------------

Total assets under management            $9,874.5     100%    $6,905.7    100%
                                       --------------------  -------------------
                                       --------------------  -------------------

     The increase in total assets under management was primarily attributable to sales of floating rate funding agreements and certificates to institutional customers and retail variable fund options and the investment performance of variable fund options due to strong stock market returns. The Company manages the mix of its business by monitoring various economic factors and responding to market opportunities as they present themselves. This approach, which may produce changes in the mix of business from one reporting period to the next, is intended by management to enhance the Company's long-term profitability. In addition, the Company's product mix is impacted by current market conditions, actions of rating agencies and other competitive factors.

     Sales represent premiums and deposits received for products offered through the Company's insurance and certificate subsidiaries. Sales by market and type of product for 1998 and 1997 were as follows:

                                                       Year Ended December 31,
                                                     -------------------------
 (In millions)                                             1998        1997
------------------------------------------------------------------------------
 Retail:
  Spread products                                      $   154.2   $   348.9
  Variable products:
                                                           114.7        58.7
   Spread options
   Fund options                                            285.7       181.2
                                                     -------------------------
  Total variable products                                  400.4       239.9
                                                     -------------------------
 Total retail                                              554.6       588.8

 Institutional:
   Spread products                                       2,515.5     1,708.7
                                                     -------------------------

 Total sales                                           $ 3,070.1   $ 2,297.5
                                                     -------------------------
                                                     -------------------------

     Sales of retail variable products during 1998 increased $160.5 million over 1997. This increase is primarily attributable to continued growth in sales of the PINNACLE variable annuity product, including sales of the new SELECT TEN PLUS investment option within PINNACLE. SELECT TEN PLUS follows the "Dogs of the Dow" investment strategy. An additional factor contributing to the increase in retail variable product sales is continued growth in systematic transfer option deposits. This spread option allows dollar-cost averaging over a twelve-month period into other investment options within variable products and has gained popularity as a result of market volatility. Sales of retail spread products decreased to $154.2 million in 1998. The decrease is related to the overall decrease in interest rates which make retail spread products less attractive in the marketplace. Retail spread product sales of $348.9 million during 1997 were a result of a brief increase in market interest rates early in 1997. The increase in institutional sales is primarily attributable to the sale of two privately placed $500 million certificates through a newly formed subsidiary, ARM Face-Amount Certificate Group, Inc., and its subsidiaries, 312 Certificate Company and 212 Certificate Company. The Company continues its sales strategy of developing a broad mix of products, services and distribution channels to enable it to achieve targeted sales within different interest rate environments.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $365.2 million for 1998 compared to $344.5 million for 1997. Surrender charge income increased to $5.7 million in 1998 from $4.5 million in 1997. The increase in surrender charge income is attributable to a larger mix of surrenders of customer deposits acquired in connection with the 1995 acquisition of SBM Company's insurance subsidiary which have higher surrender charge penalties. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders when interest rates rise. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity in 1997 and 1998 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs. The Company experienced minimal withdrawals (excluding scheduled interest payments) by institutional spread product customers during 1997 and 1998.

     Actions of rating agencies with respect to the Company's insurance subsidiaries, its significant business partners or its competitors may impact sales and surrender levels of the Company's products. As a result, if any of the Company's insurance subsidiaries' or significant business partners' ratings are downgraded, or if the ratings of the Company's competitors improve and those of the Company's insurance subsidiaries or significant business partners do not, the ability of the Company to distribute its products and the persistency of its existing business could be adversely affected.

     Operating expenses were $35.1 million in 1998 compared to $32.5 million in 1997. The increase in operating expenses was mainly attributable to increased spending in 1998 for systems and technology enhancements. This spending reflects the Company's continued strategic emphasis on growing its retail franchise by investing in and enhancing Internet applications and its technology infrastructure.

     Amortization of deferred policy acquisition costs related to operations was $12.6 million and $10.4 million in 1998 and 1997, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Amortization of value of insurance in force related to operations of $6.0 million and $9.3 million for 1998 and 1997, respectively, primarily reflects the amortization of the value of insurance in force established as an asset by the Company in connection with the 1995 acquisition of SBM Company's insurance subsidiary. The decrease in amortization related to operations is primarily attributable to a decrease in the value of insurance in force asset (excluding the effects of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities") which was $31.3 million at December 31, 1998 compared to $40.7 million at December 31, 1997.

     The Company recorded non-recurring charges of $4.7 million in 1998, of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to registration expenses associated with the Company's secondary offering of common stock. The Company recorded non-recurring charges of $14.8 million for 1997 which included a non-cash stock-based compensation expense charge and other non-recurring costs primarily related to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky.

     Other expenses, net, increased to $2.8 million in 1998 from $0.4 million in 1997. The increase is due to decreased 1997 net other expenses as a result of mortgage loan prepayment penalty income and the favorable resolution of a reinsurance claim, both in 1997.

     Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $1.9 million during 1998 compared to $3.2 million of realized investment gains during 1997. Such realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale, which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments. The ongoing management of securities is a significant component of the Company's asset/liability management strategy. The ongoing portfolio management process involves evaluating the various asset sectors (i.e., security types and industry classes) and individual securities comprising the Company's investment portfolios and, based on market yield rates, repositioning holdings from sectors perceived to be relatively overvalued to sectors perceived to be undervalued with the aim of improving cash flows. The Company endeavors to accomplish this repositioning without materially changing the overall credit, asset duration, convexity, and liquidity characteristics of its investment portfolios.

     Income tax expense was $15.1 million and $14.1 million in 1998 and 1997, respectively, reflecting effective tax rates of 25.6% and 33.9% as a percentage of pretax income. If the 1997 non-recurring stock-based compensation expense charge was added back to pretax income, the effective tax rate for 1997 would have been 28.3%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carryforwards. The effective tax rates of 25.6% for 1998 and 28.3% for 1997 (as adjusted) are below the federal income tax rate of 35% primarily as a result of the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of the Integrity Companies in 1993 for which a full valuation allowance was originally provided.

1997 COMPARED TO 1996

     Net income during 1997 was $27.6 million compared to $23.4 million for 1996. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and income from defined benefit pension plan asset management operations which were sold in 1997) were $34.1 million and $22.2 million for 1997 and 1996, respectively. The increase in operating earnings was primarily attributable to an increase in net investment spread due to both deposit growth from sales of retail and institutional spread products and ongoing asset/liability management and, to a lesser extent, an increase in fee income as a result of a larger base of variable annuity deposits.

     Pro forma operating earnings (operating earnings including a pro forma adjustment to reflect investment income that the Company believes could have been earned at an assumed rate of 7.5% on the net proceeds of the Company's June 1997 initial public offering of common stock assuming it occurred on January 1,
1996) were $36.3 million and $26.8 million for 1997 and 1996, respectively. Pro forma operating earnings per share were $1.51 and $1.13 for the same respective years. This pro forma information is not necessarily indicative of what would have occurred had the offering occurred on the earlier date.

     Operating earnings for the retail spread products and options segment were 1.36% and 1.30% of average assets under management of $2.76 billion and $2.66 billion during 1997 and 1996, respectively. This increase in retail spread margins is primarily attributable to ongoing asset/liability management, which generated higher net investment spreads. Operating earnings for the institutional spread products segment were 0.62% and 0.57% of average assets under management of $1.48 billion and $567.7 million during 1997 and 1996, respectively. The increase in institutional spread margins is also primarily attributable to ongoing asset/liability management. Operating earnings for the retail variable fund options segment were 0.52% and 0.66% of average assets under management of $970.3 million and $728.2 million during 1997 and 1996, respectively. The decline in retail variable margins is primarily attributable to lower amortization expense of deferred policy acquisition costs during 1996.

     Net investment spread for the years ended December 31, 1997 and 1996 was as follows:

                                                      Year Ended December 31,
                                                    ---------------------------
(IN THOUSANDS)                                           1997         1996
--------------------------------------------------------------------------------
 Investment income                                      $329,979     $250,031
 Interest credited on customer deposits                 (247,418)    (182,161)
                                                    ---------------------------
     Net investment spread                              $ 82,561     $ 67,870
                                                    ---------------------------
                                                    ---------------------------

     The increase in net investment spread is attributable to the increase in average spread-based customer deposits which were $4.24 billion in 1997 compared to $3.23 billion in 1996.

     Investment spread rates for the Company's two spread-based operating segments for the years ended December 31, 1997 and 1996 were as follows:

                                                       Year Ended December 31,
                                                      ------------------------
                                                         1997         1996
------------------------------------------------------------------------------
 Retail spread products and options segment:
   Investment yield                                      8.00%        7.76%
   Average credited rate                                (5.79)%      (5.58)%
                                                      ------------------------
     Investment spread rate                              2.21%        2.18%
                                                      ------------------------
                                                      ------------------------

 Institutional  spread products segment:
   Investment yield                                      6.74%        6.55%
   Average credited rate                                (5.92)%      (5.79)%
                                                      ------------------------
     Investment spread rate                              0.82%        0.76%
                                                      ------------------------
                                                      ------------------------

     Investment income on consolidated surplus assets was $9.3 million and $6.6 million for the years ended December 31, 1997 and 1996, respectively.

     The increase in investment yields reflects the benefits of ongoing investment portfolio management. The average credited rate pattern is dependent upon the general trend of market interest rates (which were somewhat higher on average in 1997), frequency of credited rate resets and business mix.

     Fee income increased to $24.6 million in 1997 from $17.8 million in 1996. This increase is attributable to variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts. Variable annuity fees increased to $14.6 million in 1997 from $10.8 million in 1996 principally due to asset growth from the receipt of variable annuity deposits and from a market-driven increase in the value of existing variable annuity deposits invested in mutual funds. Variable annuity deposits averaged $970.3 million in 1997, an increase from $728.2 million in 1996. In addition, asset management fees earned by ARM Capital Advisors, Inc. ("ARM Capital Advisors") on off-balance sheet assets, primarily related to defined benefit pension plans (and, in 1996 only, fees from the State Bond Mutual Funds which were sold by the Company in December 1996), increased to $8.6 million in 1997 from $5.8 million in 1996, reflecting a significant increase in the off-balance sheet assets managed due to sales.

     On November 7, 1997, the Company transferred substantially all of the assets and operations of ARM Capital Advisors to ARM Capital Advisors, LLC ("New ARMCA") and sold an 80% interest in New ARMCA. ARM Capital Advisors' management of defined benefit pension plan accounts generated asset management fees of $8.6 million and $5.8 million during 1997 and 1996, respectively.

     On December 13, 1996, the Company transferred its contracts to perform management and advisory services for the State Bond Mutual Funds to Federated Investors for $4.5 million. Had the sale of ARM Capital Advisors' operations and the sale of the management contracts for the State Bond Mutual Funds occurred on January 1, 1996, they would not have had a material effect on the Company's net income for the years ended December 31, 1997 and 1996.

     Assets under management as of December 31, 1997 and 1996 were as follows:


                                                     1997                   1996
                                            -----------------------   ---------------------
                                                         Percent of               Percent of
(DOLLARS IN MILLIONS)                         Amount       Total       Amount       Total
-------------------------------------------------------------------------------------------
Retail spread products and options
  (primarily fixed annuity deposits)          $ 2,820.6      41%        $ 2,646.2     55%
Institutional spread products (funding
  agreement and GIC deposits)                   2,542.3      37             891.9     18
Retail variable fund options (variable
  annuity deposits invested in mutual funds)    1,129.1      16             844.3     17
Corporate and other:
  Off-balance sheet deposits under
    marketing partnership arrangements            232.9       3             366.2      8
  Cash and investments in excess of
    customer deposits                             180.8       3              77.0      2
                                            -----------------------   ---------------------

Total assets under management                 $ 6,905.7     100%         $4,825.6*   100%
                                            -----------------------   ---------------------
                                            -----------------------   ---------------------


     * Does not include off-balance sheet assets managed by ARM Capital Advisors for institutional clients. Including such assets, total assets under management at December 31, 1996 were $7,553.0 million.


     The increase in total assets under management was primarily attributable to sales of floating rate funding agreements and GICs to institutional customers and, to a lesser extent, an increase in retail variable product deposits attributable to variable annuity sales and the investment performance of variable annuity mutual funds due to strong stock market returns.

     Sales by market and type of product for 1997 and 1996 were as follows:

                                                        Year Ended December 31,
                                                      --------------------------
 (In millions)                                              1997        1996
--------------------------------------------------------------------------------
 Retail:
   Spread products                                       $  348.9    $  110.8
   Variable products:
     Spread options                                          58.7        25.1
     Fund options                                           181.2       194.8
                                                      --------------------------
   Total variable products                                  239.9       219.9
                                                      --------------------------
 Total retail                                               588.8       330.7

 Institutional:
   Spread products                                        1,708.7       747.5
                                                      --------------------------

 Total sales                                            $ 2,297.5   $ 1,078.2
                                                      --------------------------
                                                      --------------------------

     Total sales during 1997 rose to $2.3 billion, an increase of approximately 113% over 1996. The growth is primarily attributable to continued diversification and expansion in the retail and institutional markets. The growth in retail spread product sales is largely due to an increase in marketing efforts for the Company's guaranteed rate option annuity products. Institutional spread product sales increased as a result of (i) the addition of sales staff and further penetration into institutional channels and (ii) the launching of a new funding agreement product. In November 1997, the Company received a deposit of $500 million for the new product, which was sold in partnership with BLB and initially matures in five years and is renewable annually thereafter.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $344.5 million for 1997 compared to $326.2 million for 1996. Surrender charge income decreased to $4.5 million in 1997 from $5.0 million in 1996. The decrease in surrender charge income is attributable to a larger portion of the surrenders being partial surrenders which do not result in a surrender charge penalty. The surrender and withdrawal activity in 1996 and 1997 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges, and the Company's strategy of maintaining investment spreads.

     Operating expenses increased to $32.5 million in 1997 from $31.1 million in 1996. The increase was primarily attributable to increased marketing efforts (including an increase in marketing staff and additional investments in technology) to expand and enhance the support of distribution channels in the retail and institutional markets, partially offset by a reduction in guaranty fund assessment accruals.

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

     Amortization of value of insurance in force related to operations was $9.3 million and $7.3 million for 1997 and 1996, respectively. The increase in amortization expense corresponds with lower than expected gross margins for that block of annuity business.

     The Company recorded non-recurring charges of $14.8 million for 1997 including a non-cash stock-based compensation charge of $8.1 million related to the Company's initial public offering of common stock, and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky. The Company recorded a non-recurring charge of $5.0 million in 1996 that also included $3.2 million for facilities consolidation and costs of $1.8 million primarily related to merger and acquisition activity that did not result in a transaction.

     Other expenses, net, decreased to $0.4 million in 1997 from $5.4 million in 1996. This decrease is attributable to higher mortality costs in 1996 related to immediate annuity deposits. In addition, 1997 net other expenses reflect mortgage loan prepayment penalty income of $2.1 million and the favorable resolution of a reinsurance claim of $2.4 million.

     Realized investment gains, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $3.2 million in 1997 compared to $0.9 million in 1996. Realized investment gains in 1997 include an estimated loss of $4.0 million related to the write-down to fair value of an investment in a fixed income security. Realized investment gains in 1996 include an estimated loss of $15.2 million related to the write-down to fair value of an investment in a fixed income security and a gain of $4.5 million, before selling expenses, related to the transfer of the State Bond Mutual Funds management contracts. Other realized investment gains and losses were primarily interest-rate related and attributable to the ongoing management of the Company's fixed maturity securities classified as available-for-sale which can result in period-to-period swings in realized investment gains and losses since securities are sold during both rising and falling interest rate environments.

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

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at December 31, 1998 totaled $6.0 billion, compared with $4.0 billion at December 31, 1997, representing approximately 90% and 91% of total cash and investments, respectively. This increase in investments in fixed maturities is primarily attributable to the investment of the proceeds from sales of institutional spread products.

     The Company's cash and investments as of December 31, 1998 are detailed as follows:

                                                   Amortized Cost
                                               --------------------
                                                           Percent   Estimated
 (DOLLARS IN MILLIONS)                            Amount   of Total  Fair Value
--------------------------------------------------------------------------------
 Fixed maturities:
   Mortgage-backed securities:
    Collateralized mortgage obligations:
     Non-agency                                 $2,296.2     34.1%   $2,255.1
     Agency                                         63.1      0.9        61.2
    Agency pass-throughs                           404.5      6.0       402.9
   Corporate securities                          2,246.3     33.3     2,097.7
   Asset-backed securities                         597.7      8.9       577.2
   U.S. Treasury securities and obligations
    of U.S. government agencies                    367.3      5.5       365.3
   Other government securities (primarily
    foreign)                                        61.2      0.9        52.9
                                              ---------------------------------
 Total fixed maturities                          6,036.3     89.6%    5,812.3

 Equity securities (i.e., non-redeemable
   preferred stock)                                 33.5      0.5        31.7
 Mortgage loans on real estate                      14.6      0.2        14.6
 Policy loans                                      129.2      1.9       129.2
 Cash and cash equivalents                         525.3      7.8       525.3
                                              ---------------------------------

 Total cash and investments                     $6,738.9    100.0%   $6,513.1
                                              ---------------------------------
                                              ---------------------------------

     Agency pass-through certificates are mortgage-backed securities ("MBSs") which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest is guaranteed by the U.S. government or U.S. government agencies. Collateralized mortgage obligations ("CMOs") are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. Of the Company's non-agency CMO investments at December 31, 1998 (on an amortized cost basis), 81% used mortgage loans or mortgage loan pools (primarily residential in nature), letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 19% of the non-agency CMOs used commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. MBSs are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $16.4 million and $27.2 million, respectively, at December 31, 1998.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At December 31, 1998, home equity loan collateral represented 36% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     Total cash and investments (on an amortized cost basis) were 95% investment grade or equivalent at both December 31, 1998 and 1997. Investment grade securities are those classified as 1 or 2 by the NAIC or, where such classifications are not available, having a rating on the scale used by Standard and Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. Additionally, the Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including a limited exposure to the Asian and Latin American markets. Such foreign securities represented 9% of the Company's cash and investments at December 31, 1998 (on an amortized cost basis), with Asian and Latin American securities representing 2.7% of total cash and investments. The Company's investments in foreign securities were 79% investment grade at December 31, 1998. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. The Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 0.3% of cash and investments as of December 31, 1998.

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

     At December 31, 1998, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:

                                                   Amortized Cost
                                                 ------------------
     NAIC             S&P                                  Percent   Estimated
 Designation   Comparable Rating                  Amount   of Total  Fair Value
--------------------------------------------------------------------------------
                              (DOLLARS IN MILLIONS)
      1        AAA, AA, A                         $3,601.3    59.6%   $3,520.1
      2        BBB                                 2,099.4    34.8     2,004.4
      3        BB                                    210.1     3.5       186.0
      4        B                                     121.4     2.0        99.5
      5        CCC, CC, C                              4.1     0.1         2.3
      6        CI, D                                     -       -           -
                                                 -------------------------------
                         Total fixed maturities   $6,036.3   100.0%   $5,812.3
                                                 -------------------------------
                                                 -------------------------------

     Pursuant to SFAS No. 115, the Company classifies its entire fixed maturities portfolio as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value and changes in fair value, net of related value of insurance in force and deferred policy acquisition cost amortization and deferred income taxes, are charged or credited directly to shareholders' equity and classified as accumulated other comprehensive income from net unrealized gains and losses on available-for-sale securities.

     Net unrealized losses on available-for-sale securities totaled $138.3 million (net of $20.6 million of related capitalization of deferred policy acquisition costs and value of insurance in force and

$74.5 million of deferred income tax benefit) at December 31, 1998, compared to net unrealized gains of $20.3 million (net of $15.8 million of related amortization of deferred policy acquisition costs and value of insurance in force and $10.9 million of deferred income taxes) at December 31, 1997. The unrealized losses on available-for-sale securities at December 31, 1998 were attributable to volatility in the bond market during 1998. Economic contractions in Asia, Latin America and Russia created a "flight to quality," mainly U.S. Treasury securities, which decreased values in the rest of the bond market as a result of the widening of yield spreads on bonds (i.e., the yield on an investment above the yield of a U.S. Treasury security with a similar duration). In addition, during the fourth quarter of 1998 the liquidity in the bond market diminished which further depressed bond prices. Even in this environment the Company continues to meet overall investment objectives because of its integrated asset/liability management approach.

     The change in net unrealized gains and losses on available-for-sale securities for the year ended December 31, 1998 decreased reported shareholders' equity by $158.6 million as compared to an increase of $16.6 million for the year ended December 31, 1997. This volatility in reported shareholders' equity occurred as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At December 31, 1998 and December 31, 1997, shareholders' equity excluding the effects of SFAS No. 115 was $348.8 million and $287.2 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value to the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity but does not fully reflect the underlying economics of the Company's business. The Company's accompanying consolidated financial statements include fair value balance sheets which reflect the more limited impact on the Company's financial position from the 1998 bond market volatility when all assets and liabilities are adjusted to estimated fair values.

     Assets held in the Company's guaranteed separate accounts include $1.26 billion of cash and investments at both December 31, 1998 and 1997, of which approximately 94% and 87% were fixed maturities, respectively. Total guaranteed separate account cash and investments were 97% and 99% investment grade at December 31, 1998 and 1997, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain products under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from the insurer's general account.

     On March 9, 1999, the Company named BlackRock Financial Management, Inc. ("BlackRock") as the core fixed income manager for the Company's investment portfolio. BlackRock will provide the Company with investment management services for a broad range of asset classes and investment strategies.

     BlackRock, headquartered in New York City, is majority-owned by PNC Bank Corp., one of the largest diversified financial services companies in the U.S. As of December 31, 1998, BlackRock managed $131 billion of assets on behalf of individual and institutional investors worldwide. As one of the largest independent managers of insurance assets in the nation, BlackRock has combined its capital markets capabilities with its sophisticated proprietary investment technology to customize service on behalf of insurers in the U.S. and abroad.

     Prior to the engagement of BlackRock, the Company's investment portfolio was managed by New ARMCA. The Company anticipates that New ARMCA will continue to manage a portion of the Company's assets while the Company completes the asset management transition to BlackRock.

ASSET/LIABILITY RISK MANAGEMENT

     The Company views asset/liability risk management as an integrated process, rather than as a series of segregated functions, and incorporates this process into each aspect of its operations. The Company's overall goal is to ensure that invested asset cash flows will be sufficient to meet customer obligations and to maximize investment spreads on a consistent basis. Beginning with product design and continuing through the product sale and contract maturity, professionals in each functional area (such as marketing, actuarial, investments, legal, finance and administration) work jointly with a common set of risk/return characteristics toward the goal of achieving the Company's overall liquidity and profit objectives (rather than the specific objectives of any particular functional area).

     During product development, the Company sets product features and rate crediting strategies only after it has devised an appropriate investment strategy. The Company employs an extensive, iterative modeling process to test various asset combinations against proposed product features over sets of randomly generated interest rate scenarios. The modeling evaluates whether a particular investment strategy backing the product features under consideration will provide adequate cash flow and generate yields that achieve specified minimum targets consistently over a reasonable range of interest rate environments. If necessary, the Company redesigns investment strategies or product features until these objectives are met.

     The Company utilizes several key strategies in managing its spread-based products. This approach allows the Company to leverage its resources and expertise. One example is an immunization strategy currently used for the Company's GRO products, in which a portfolio of assets is constructed and managed to provide a target dollar amount over a pre-established time horizon. The Company engineers and packages its spread products to suit the needs of different types of customers in both the retail and institutional marketplaces.

     Once the Company has constructed an asset portfolio having the desired performance characteristics, the Company's investment managers have the flexibility to trade the portfolio in order to increase investment returns while remaining within well-defined risk parameters (such as duration, convexity, credit quality, and liquidity). In so doing, these professionals follow prescribed measures designed to (i) limit exposure to credit risks; (ii) manage call, prepayment or extension losses and (iii) enhance yield through sector rotation and security selection. In addition, the Company aims to generate and maintain liquidity from scheduled interest and principal payments, projected prepayments and early calls, cash on hand, floating rate securities and lines of credit (but not from new product sales), sufficient presently to cover approximately two times expected cash needs (for benefits and withdrawals for general account retail spread products, expenses and dividends) without having to sell any investments at a material loss.

     Internal control measures are in place throughout the process to help identify any necessary adjustments in the investment portfolio as promptly as possible. For example, Company personnel assess, independently of portfolio managers, whether trades would alter portfolio characteristics and how investment yields or realized gains or losses would be accounted for under statutory accounting practices and generally accepted accounting principles. The Company also conducts thorough periodic analyses of its assets and liabilities, using sophisticated software, to analyze and manage the effect of changes in economic conditions on both its assets and liabilities, and to ensure that changes in key assumptions, interest rates, or other factors have not significantly altered the overall risk profile of the Company's balance sheet.

     Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis for each of the Company's product line portfolios. Duration is an option-adjusted measure of the percentage change in the market value of a portfolio of assets or liabilities in response to a given change in interest rates. Sensitivity tests performed on the Company's assets and liabilities show that, in the aggregate, the Company's potential exposure to a relative 10% increase in the interest rates prevalent at December 31, 1998 is a net pretax loss of approximately $17 million in the estimated fair value of its total cash and investments not offset by a reduction in the estimated fair value of its customer deposits. This result necessarily depends upon key assumptions regarding the behavior of interest sensitive cash flows such as policy surrenders, mortgage prepayments, and bond calls. Although the Company is careful to ensure that these assumptions are consistent with the best available data, interest-sensitive cash flows cannot be forecast with certainty, and can deviate significantly from the assumptions made. Moreover, asset and liability durations are continually changing as new policyholder contracts are issued and as new investments are added to the portfolio. Consequently, the Company manages its balance sheet on an ongoing basis, and its net exposure to changes in interest rates can therefore vary over time.

     The Company also regularly analyzes its overall exposure to changes in equity markets and foreign exchange rates. The performance of equity markets affects the Company's earnings from fees on variable annuity contracts that it issues. These earnings vary directly with the market value of policyholder assets invested in equity funds offered by the Company. However, the magnitude of earnings changes from changes in equity markets is difficult to forecast due to potential simultaneous changes in policyholder fund allocations and surrenders. Because the Company invests only in dollar-denominated securities, it is not directly exposed to changes in foreign exchange rates. However, the Company may own securities issued by domestic or foreign entities whose profitability or credit ratings may vary with exchange rates.

     In pursuing its investment spread objectives, the Company focuses primarily on cash flow risks that are quantifiable and measurable. This approach permits the Company to measure specifically the changes in yield and cash flow on its investments at any given time. The Company's investment approach emphasizes investing in securities that are readily tradable and more easily modeled and hedged, if appropriate.

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

     As a component of its asset/liability risk management strategy, the Company invests in various derivative financial instruments in order to hedge certain market risks. These derivative financial instruments are discussed below.

     The Company offers equity-indexed products, through a guaranteed separate account of Integrity, that meet consumer demand for equity investments with downside protection. In connection with this product the Company held 356 off-balance sheet S&P 500 futures contracts at December 31, 1998 having a notional amount of approximately $110.2 million. Market value gains on the futures are a hedge against the Company's obligation to provide equity-indexed returns to customers.

     During 1998, the Company purchased an interest rate cap for $5.2 million, having a notional amount of $1.0 billion. The objective for holding the instrument is to limit the Company's exposure to higher market interest rates in connection with its payment of interest credited on variable rate institutional spread deposits.

     The Company also uses interest rate swaps to convert fixed-rate securities into floating rate investments to support its variable rate institutional spread deposits. The Company has agreed to exchange with counterparties a fixed-rate of interest it receives on certain investment securities for floating-rate interest amounts calculated by reference to agreed-upon notional principal amounts. Either the Company or the counterparty makes a single net payment at each due date resulting in a decrease or an increase, respectively, to investment income in the statement of income. The Company had approximately $346 million of notional principal contracts outstanding at December 31, 1998.

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS
     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its common and preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries, and corporate development expenditures. The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts required to pay dividends on its common and preferred stock.

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of services or other fees is limited by state insurance laws. During 1998, the Company received dividends of $6.0 million from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1999 without the prior approval of the Ohio Insurance Director are $37.8 million. The Company had cash and investments at the holding company level of $41.7 million at December 31, 1998. In addition, the Company has a $75.0 million syndicated bank credit facility of which $37.0 million was available to the Company at December 31, 1998.

     To support the operations of its subsidiaries, the Company may from time to time make capital contributions to its subsidiaries. During 1998, the Company made capital contributions of $8.9 million and $6.0 million to Integrity and 312 CC, respectively.

     In June 1997, the Company completed an initial public offering of 9.2 million shares of Class A common stock of which 5.75 million shares were sold by the Company for net proceeds of $78.8 million. The remaining 3.45 million shares were sold by Morgan Stanley Stockholders. On June 30, 1997, the Company used a portion of such net proceeds to make a $40 million capital contribution to its primary insurance subsidiary, Integrity, thereby strengthening Integrity's capital base to provide for future growth. The Company is using the remaining net proceeds for general corporate purposes.

     In May 1998, the Company completed a secondary public offering of approximately 12.4 million shares of common stock held by the Morgan Stanley Stockholders. The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all of the Company's outstanding Class B common stock was converted into Class A common stock.

     In July 1998, the Company completed a $75 million offering of Series A Preferred Stock with an initial coupon rate of 5.575% through June 15, 2003.
The net proceeds from the sale of the Series A Preferred Stock were used to redeem the Company's $50 million of 9.5% Cumulative Perpetual Preferred Stock on December 15, 1998, and the remainder will be used for general corporate purposes. The Series A Preferred Stock issue provides approximately $569,000 in annual dividend savings, following the redemption of the 9.5% Cumulative Perpetual Preferred Stock.

     The Company continues to evaluate the level of capital required to support its business lines. The Company must maintain capital levels that satisfy the requirements of rating agencies, regulators and others for safety and deposit protection of customers and risk-adjusted returns for shareholders. If additional capital becomes necessary the Company will consider various capital and financing strategies including, but not limited to reinsurance and debt or equity offerings. There can be no assurance that the Company would be successful in these efforts.

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

     During 1998, Integrity entered into total yield swap transactions with 312 CC and 312 CC. The swap transactions generally provide that Integrity guarantees certain levels of book yield and asset fair values in 312 CC and 212 CC, and if these levels are not maintained, Integrity would be required to make payments under the swaps to 312 CC or 212 CC.

     In addition, substantially all of the institutional customer deposits are subject to various investment and other guidelines, including investment fair value levels, which if not met could require accelerated withdrawal of the deposits. If this were to occur, the Company might need to sell securities to fund the withdrawals and depending on interest rates and bond values a realized loss could be incurred. In addition, the withdrawals would result in a decrease in assets under management and would have an adverse effect on future earnings.

     During the years ended December 31, 1998, 1997 and 1996, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At December 31, 1998, cash and cash equivalents totaled $525.3 million compared to $228.2 million at December 31, 1997. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $315.3 million, $216.1 million and $192.9 million from operating activities during the years ended December 31, 1998, 1997 and 1996, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $5.9 billion, $3.9 billion and $2.2 billion in cash flows during 1998, 1997 and 1996, respectively, which were offset by purchases of investments of $7.9 billion, $4.8 billion and $2.8 billion, respectively. An increase in investment purchases and sales activity during 1998 compared to 1997 reflects the Company's ongoing management of its fixed maturity portfolio which has increased in size due to sales of retail and institutional spread products.

INCOME TAXES

     At December 31, 1998, the Company reported an asset for deferred income taxes of $115.2 million on the carrying amount balance sheet. Such amount is net of a valuation allowance of $28.0 million and deferred tax liabilities. Management believes that the net tax benefit recorded will be fully realizable.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     The Company believes that inflation will not have a material adverse effect on results of operations. The Company's retail and institutional spread businesses are subject to several inherent risks arising from movements in interest rates, especially if the Company fails to anticipate or respond to such movements. First, interest rate changes can cause compression of the Company's net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting the Company's results. Second, if interest rate changes produce an unanticipated increase in surrenders of the Company's spread-based products, the Company may be forced to sell investment assets at a loss in order to fund such surrenders. Finally, changes in interest rates can have significant effects on the performance of the Company's portfolio of MBSs, including its CMOs, as a result of changes in the prepayment rate of the loans underlying such securities.

     The Company will experience spread compression when it is unable to maintain the margin between its investment earnings and its crediting rates. When interest rates rise, the Company may not be able to replace the assets in its investment portfolio with sufficient higher-yielding assets to fund higher crediting rates or to maintain full profit margins without assuming excessive asset side risk. As a result, the Company may experience either a decrease in sales and an increase in surrenders where it is able to maintain its spread by not raising its crediting rates, or spread compression if it is willing or contractually required to increase its crediting rates. Conversely, when interest rates fall, the Company would have to reinvest the cash received from its investments (i.e., interest and payments of principal upon maturity or redemption) in the lower-yielding instruments then available. If the Company chose not to or was unable (i.e., due to guaranteed minimum or fixed crediting rates or limitations on the frequency of crediting-rate resets) to reduce the crediting rate on its spread-based products or acquire relatively higher-risk securities yielding higher rates of return, spread compression would occur.

     If, as a result of interest rate increases, the Company were unable or chose not to raise its crediting rates to keep them competitive, the Company might experience a decrease in sales and increase in surrenders. If the Company lacked sufficient liquidity, the Company might have to sell investment securities to fund associated surrender payments. Because the value of such securities would likely have decreased in response to the increase in interest rates, the Company would realize a loss on such sales. Although certain of the Company's products contain market value adjustment features which approximate and transfer such loss to the customer if the selected time horizon for the fixed return investment is terminated prior to maturity, there can be no assurance that the Company would be fully insulated from realizing any losses on sales of its securities. In addition, regardless of whether the Company realizes an investment loss, surrenders would produce a decrease in invested assets, with an adverse effect on future earnings therefrom.

     The Company follows asset/liability strategies that are designed to mitigate the effect of interest rate changes on the Company's profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads. Significant amounts of the Company's customer deposits are held by a relatively small number of institutions. Such concentrations may impair the ability of the Company to mitigate the effect of interest rate changes.

YEAR 2000

     The Company has undertaken a Year 2000 project that includes all of its subsidiaries. The Company has completed the assessment phase of the project for all production applications, hardware (personal computers and servers), system software, vendors, and business partners. Although the Company is still receiving information from a few vendors and business partners and assessing various logistic concerns with its facilities, the Company's major production systems are substantially Year 2000 compliant. Where Year 2000 problems were found, the necessary upgrades and repairs have begun and are scheduled for completion no later than May 31, 1999.

     As well as assessing its facilities, the Company is also in the repair and certification testing phase of its project. The testing phase will serve to verify the results of repairs and assessments. Steps needed to correct any problems uncovered during testing will begin immediately at that time. The Company's Year 2000 project is well underway and because management believes that it will be Year 2000 compliant by May 31, 1999, it currently has no contingency plans for system issues in place beyond its normal disaster recovery procedures. As a precaution, the Company is developing a contingency and business resumption plan to address various logistic concerns with its facilities. The contingency and business resumption plan is scheduled for completion no later than September 30, 1999.

     Although the Company anticipates no major interruption of business activities, that will be dependent, in part, upon the activity of third parties. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on the Company's operations.

     The cost of the Company's Year 2000 initiatives has not been and is not expected to be material to the Company's results of operations or financial condition.

     The estimated date on which the Company believes it will complete its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurance that these results and estimates will be achieved, and the actual results could materially differ from those anticipated.

FORWARD-LOOKING STATEMENTS

     Except for historical information contained in the Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business -- General" and "Business -- Strategy" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties, including (without limitation) the Company's belief as to its competitive position in the industry, its strategy and ability to manage asset/liability risk and other factors affecting its business, including Year 2000 compliance. In particular, the statements of the Company's belief as to the growth of the long-term savings and retirement market, the stimulation of future demand for the long-term savings and retirement products and the statements regarding the development of future products to meet the changing needs of the markets that the Company serves are forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for variable, indexed and fixed annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic or competitive conditions, and changes in current federal income tax and insurance laws and regulations. In addition, there can be no assurance that
(i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset/Liability Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 51 through 53 herein.

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

                                       PART III

     The Proxy Statement for the 1999 Annual Meeting of Stockholders (excluding the Compensation Committee Report on Executive Compensation and the Performance Graph sections), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10 -- Directors and Executive Officers of the Company, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management, and Item 13 -- Certain Relationships and Related Transactions), except for the information regarding the executive officers of the Company, which is included in Part I on pages 29 through 31.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                       EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
 2.1 Asset Purchase Agreement, dated as of January 5, 1995, among Kleinwort Benson Investment Management Holdings Ltd., Kleinwort Benson Investment Management Americas Inc., ARM Financial Group, Inc. and ARM Capital Advisors, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 30, 1995.)

 2.2 Amended and Restated Stock and Asset Purchase Agreement dated as of April 7, 1995, by and between SBM Company and ARM Financial Group, Inc. (Incorporated by reference to the Form 10-Q filed by the Company on May 15, 1995.)

3(i).1 Restated Certificate of Incorporation of ARM Financial Group, Inc. filed with the Delaware Secretary of State on June 20, 1997. (Incorporated by reference to the Form 10-K filed by the Company on March 31, 1998.)

3(i).2 Certificate of Designation of the Preferred Stock of ARM Financial Group, Inc. filed with the Delaware Secretary of State on July 16, 1998. (Filed herewith.)

3(ii).1 Second Amended and Restated By-Laws of ARM Financial Group, Inc. (Incorporated by reference to the Form 10-Q filed by the Company on May 15, 1998.)

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

10.3 ARM Financial Group, Inc. 1997 Equity Incentive Plan. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

10.4 Amendment No. 1 to the ARM Financial Group, Inc. 1997 Equity Incentive Plan. (Filed herewith.)

10.5 ARM Financial Group, Inc. 1998 Non-Employee Director Stock Option Plan. (Incorporated by reference to Annex A to the Registrant's Notice of 1998 Annual Meeting and Proxy Statement filed by the Company on April 22, 1998.)

10.6 Amendment No. 1 to the ARM Financial Group, Inc. 1998 Non-Employee Director Stock Option Plan. (Filed herewith.)

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
10.7 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with the sale of certain SBM Certificate Company mortgage loans. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.8 Guaranty dated as of December 13, 1995, made by ARM Financial Group, Inc. in favor of First Bank, FSB, in connection with the sale of certain State Bond and Mortgage Life Insurance Company mortgage loans. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.9 Credit Agreement dated June 24, 1997 (the "Credit Agreement"), among ARM Financial Group, Inc., the financial institutions listed in
         Schedule 2.01 of the Credit Agreement, and The Chase Manhattan Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

10.10 Assignment Agreement dated as of June 24, 1997, between ARM Financial Group, Inc., Integrity Holdings, Inc. and The Chase Manhattan Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

10.11 Pledge Agreement dated as of June 24, 1997, among ARM Financial Group, Inc., Integrity Holdings, Inc. and The Chase Manhattan Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

10.12 Release and Amendment Agreement dated as of December 15, 1997, to the Credit Agreement between ARM Financial Group, Inc., the financial institutions from time to time party thereto and The Chase Manhattan Bank. (Incorporated by reference to the Form 10-K filed by the Company on March 31, 1998.)

10.13 Amendment dated as of April 20, 1998 to the Credit Agreement dated as of June 24, 1997, as amended by the Release and Amendment dated as of December 15, 1997, among ARM Financial Group, Inc., the financial institutions from time to time party thereto, and The Chase Manhattan Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1998.)

10.14 Amendment dated as of October 23, 1998 to the Credit Agreement dated as of June 24, 1997, as amended by the Release and Amendment dated as of December 15, 1997, and the Amendment dated as of April 20, 1998, among ARM Financial Group, Inc., the financial institutions from time to time party thereto and The Chase Manhattan Bank. (Filed herewith.)

10.15 Amendment dated as of October 30, 1998 to the Credit Agreement dated as of June 24, 1997, as amended by the Release and Amendment dated as of December 15, 1997, the Amendment dated as of April 20, 1998, and the Amendment dated as of October 23, 1998, among ARM Financial Group, Inc., the financial institutions from time to time party thereto and The Chase Manhattan Bank. (Filed herewith.)

10.16 Amendment dated as of January 6, 1999 to the Credit Agreement dated as of June 24, 1997, as amended by the Release and Amendment dated as of December 15, 1997, the Amendment dated as of April 20, 1998, the Amendment dated as of October 23, 1998, and the Amendment dated as of October 30, 1998, among ARM Financial Group, Inc., the financial institutions from time to time party thereto and The Chase Manhattan Bank. (Filed herewith.)

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
10.17 Administrative Services Agreement dated as of September 28, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

10.18 Administrative Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.19 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.20 Administrative Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and ARM Financial Services, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.21 Administrative Services Agreement dated as of November 7, 1997, between ARM Financial Group, Inc. and ARM Capital Advisors, LLC. (Incorporated by reference to the Form 10-K filed by the Company on March 31, 1998.)

10.22 Administrative Services Agreement dated April 22, 1998 between ARM Financial Group, Inc. and 312 Certificate Company. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1998.)

10.23 Administrative Services Agreement dated September 15, 1998 between ARM Financial Group, Inc. and 212 Certificate Company. (Incorporated by Reference on the Form 10-Q filed by the Company on November 13, 1998.)

10.24 Investment Advisory Agreement dated as of July 29, 1994, between ARM Financial Group, Inc. and National Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

10.25 Investment Services Agreement dated as of January 1, 1995, between ARM Financial Group, Inc. and Integrity Life Insurance Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.26 Investment Services Agreement dated as of June 14, 1995, between ARM Financial Group, Inc. and SBM Certificate Company. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.27 Investment Services Agreement dated as of November 7, 1997, between ARM Financial Group, Inc. and ARM Capital Advisors, LLC. (Incorporated by reference to the Form 10-K filed by the Company on March 31, 1998.)

10.28 Investment Services Agreement dated April 22, 1998 between Integrity Capital Advisors, Inc. and ARM Capital Advisors, LLC. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1998.)

10.29 Investment Management Agreement dated as of September 15, 1998 among 212 Certificate Company, Integrity Capital Advisors, Inc. and The Chase Manhattan Bank. (Filed herewith.)

10.30 Investment Management Agreement dated as of April 24, 1998 among 312 Certificate Company, Integrity Capital Advisors, Inc. and The First National Bank of Chicago. (Incorporated by reference to the Form 10-Q filed by the Company August 14, 1998.)

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
10.31 Tax Allocation Agreement dated as of March 21, 1996 by and among ARM Financial Group, Inc. and certain of its subsidiaries for taxable periods beginning January 1, 1995. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.32 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and Martin H. Ruby. (Filed herewith.)

10.33 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and Dennis L. Carr. (Filed herewith.)

10.34 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and David E. Ferguson. (Filed herewith.)

10.35 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and John R. Lindholm. (Filed herewith.)

10.36 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and John R. McGeeney. (Filed herewith.)

10.37 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and William H. Panning. (Filed herewith.)

10.38 Employment Agreement dated as of March 1, 1999, between ARM Financial Group, Inc. and Edward L. Zeman. (Filed herewith.)

10.39 Agreement dated as of February 10, 1998, between ARM Financial Group, Inc. and John Franco. (Incorporated by reference to the Form 10-K filed by the Company on March 31, 1998.)

10.40 Lease made as of June 14, 1996, by and between Northwestern National Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to the Form 10-K filed by the Company on March 29, 1996.)

10.41 Assignment and Assumption Agreement dated as of June 28, 1996, between Northwestern National Life Insurance Company as assigned to Reliastar Life Insurance Company, and ARM Financial Group, Inc. (Incorporated by reference to the Form S-1 Registration Statement filed by the Company on October 23, 1996.)

10.42 First Amendment to Lease made as of March 1, 1997, by and between Reliastar Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 4 to the Form S-1 Registration Statement filed by the Company on June 10, 1997.)

10.43 Lease dated as of January 28, 1999 between Hubco, Inc. and National Integrity Life Insurance Company. (Filed herewith.)

10.44 Consent to Assignment of Engagement Agreement, dated September 8, 1993, between General American Life Insurance Company-Group Pension. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
10.45 Amendment No. 1 to Engagement Agreement, dated as of August 14, 1995, between General American Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

10.46 Amendment No. 2 to Engagement Agreement, dated September 1, 1995, between General American Life Insurance Company and ARM Financial Group, Inc. (Incorporated by reference to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on May 7, 1997.)

10.47(*) Reinsurance Agreement between General American Life Insurance Company and Integrity Life Insurance Company. (Incorporated by reference to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on May 23, 1997.)

10.48 Amendment No. 1 to Trust Agreement effective as of April 1, 1996, among Integrity Life Insurance Company, General American Life Insurance Company and Fleet National Bank. (Incorporated by reference to the Form 10-Q filed by the Company on August 14, 1997.)

23.1     Consent of Ernst & Young LLP. (Filed herewith.)

27       Financial Data Schedule. (Filed herewith.)


(*) Portions of the exhibit have been omitted pursuant to the SEC granting confidential treatment under Rule 406. The omitted material has been filed separately with the SEC.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 1999.

                                   ARM FINANCIAL GROUP, INC.

                                   By:    /s/ MARTIN H. RUBY
                                       --------------------------------------
                                        Martin H. Ruby
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 9th day of March, 1999.


           Name                                        Title
---------------------------------     -----------------------------------------

    /s/ MARTIN H. RUBY                Chairman and Chief Executive Officer
---------------------------------     (Principal Executive Officer)
 Martin H. Ruby

    /s/ JOHN R. LINDHOLM              President-Retail Business Division
---------------------------------     and Director
 John R. Lindholm

    /s/ EDWARD L. ZEMAN               Executive Vice President and Chief
---------------------------------     Financial Officer (Principal Financial
 Edward L. Zeman                      Officer)

    /s/ BARRY G. WARD                 Controller (Principal Accounting Officer)
---------------------------------
 Barry G. Ward

    /s/ DAVID F. BABBEL               Director
---------------------------------
 David F. Babbel

    /s/ DUDLEY J. GODFREY, JR.        Director
---------------------------------
 Dudley J. Godfrey, Jr.

    /s/ MICHAEL F. HOLLAND            Director
---------------------------------
 Michael F. Holland

    /s/ MARK V. KAMINSKI              Director
---------------------------------
 Mark V. Kaminski

    /s/ EDWARD D. POWERS              Director
---------------------------------
 Edward D. Powers

    /s/ COLIN F. RAYMOND              Director
---------------------------------
 Colin F. Raymond

    /s/ IRWIN T. VANDERHOOF           Director
---------------------------------
 Irwin T. Vanderhoof

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Auditors...........................................................F-2
Consolidated Balance Sheets at December 31, 1998 and 1997................................F-3
Consolidated Statements of Income for the Years
     Ended December 31, 1998, 1997 and 1996..............................................F-5
Consolidated Statements of Shareholders' Equity for the Years
     Ended December 31 1998, 1997 and 1996...............................................F-6
Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1998, 1997 and 1996 .............................................F-7
Notes to Consolidated Financial Statements...............................................F-8

                       REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
ARM Financial Group, Inc.

     We have audited the accompanying consolidated carrying amount balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     We have also audited in accordance with generally accepted auditing standards the consolidated supplemental fair value balance sheets of ARM Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997. As described in Note 4, the consolidated supplemental fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the carrying amount balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the consolidated supplemental fair value balance sheets do not purport to present the net realizable, liquidation or market value of ARM Financial Group, Inc. as a whole. Furthermore, amounts ultimately realized by ARM Financial Group, Inc. from the disposal of assets may vary significantly from the fair values presented. In our opinion, the consolidated supplemental fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in Note 4.

     In our opinion, the financial statements referred to in paragraph one above present fairly, in all material respects, the consolidated financial position of ARM Financial Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Louisville, Kentucky
February 9, 1999

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   Carrying Amount                 Fair Value
                                                             ---------------------------- ------------------------------
                                                                    December 31,                  December 31,
(IN THOUSANDS)                                                    1998         1997            1998           1997
----------------------------------------------------------------------------------------- ------------------------------
ASSETS
Cash and investments:
    Fixed maturities, available-for-sale, at fair value
      (amortized cost: 1998-$6,036,275; 1997-$4,021,495)       $5,812,330     $4,068,386     $5,812,330      $4,068,386
    Equity securities, at fair value (cost:
      1998-$33,559; 1997-$28,177)                                  31,745         28,342         31,745          28,342
    Mortgage loans on real estate                                  14,554         16,429         14,554          16,429
    Policy loans                                                  129,163        126,114        129,163         126,114
    Cash and cash equivalents                                     525,316        228,206        525,316         228,206
                                                             ---------------------------- ------------------------------
Total cash and investments                                      6,513,108      4,467,477      6,513,108       4,467,477




Assets held in separate accounts:
    Guaranteed                                                  1,255,198      1,266,796      1,255,198       1,266,796
    Nonguaranteed                                               1,641,005      1,173,088      1,641,005       1,173,088
Accrued investment income                                          59,099         44,546         59,099          44,546
Value of insurance in force                                        49,651         25,975             -                -
Deferred policy acquisition costs                                 125,589         87,170             -                -
Deferred federal income taxes                                     115,199         31,049         99,459          51,887
Receivable for investment securities sold                           3,885              -          3,885               -
Goodwill                                                            5,348          6,523          5,348           6,523
Other assets                                                       18,182         35,800         18,182          35,800
                                                             ---------------------------- ------------------------------

Total assets                                                   $9,786,264     $7,138,424     $9,595,284      $7,046,117
                                                             ---------------------------- ------------------------------
                                                             ---------------------------- ------------------------------

                ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                                                   Carrying Amount                 Fair Value
                                                              --------------------------- ------------------------------
                                                                     December 31,                 December 31,
(IN THOUSANDS)                                                    1998          1997           1998           1997
----------------------------------------------------------------------------------------- ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Customer deposits                                          $6,600,498    $4,242,578      $6,463,082    $4,218,297
    Customer deposits in separate accounts:
      Guaranteed                                                1,240,348     1,254,801       1,193,429     1,224,551
      Nonguaranteed                                             1,641,005     1,160,595       1,565,080     1,109,277
    Long-term debt                                                 38,000        38,000          38,000        38,000
    Accounts payable and accrued expenses                          20,117        18,741          20,117        18,741
    Payable for investment securities purchased                         -        69,286               -        69,286
    Payable to reinsurer                                            6,935         8,800           6,935         8,800
    Other liabilities                                              28,928        38,078          28,928        38,078
                                                              ---------------------------- -----------------------------
Total liabilities                                               9,575,831     6,830,879       9,315,571     6,725,030

Contingencies

Shareholders' equity:
    Preferred stock:
      Series A fixed/adjustable rate cumulative (5.575%)           75,000             -
      9.5% Cumulative perpetual                                         -        50,000
    Common stock:
      Class A,  $.01 par value; 150,000,000 shares
        authorized; 23,704,411 and 21,316,068
        shares issued and outstanding, respectively                   237           213
      Class B, $.01 par value; no shares and 50,000,000
        shares authorized, respectively; no shares and
        1,947,646 shares issued and outstanding, respectively           -            19
    Additional paid-in capital                                    218,268       211,430
    Retained earnings                                              55,253        25,583
    Accumulated other comprehensive income from net
      unrealized gains (losses) on available-for-sale
      securities                                                 (138,325)       20,300
                                                              ---------------------------- -----------------------------
Total shareholders' equity                                        210,433       307,545         279,713       321,087
                                                              ---------------------------- -----------------------------

Total liabilities and shareholders' equity                     $9,786,264    $7,138,424      $9,595,284    $7,046,117
                                                              ---------------------------- -----------------------------
                                                              ---------------------------- -----------------------------

SEE ACCOMPANYING NOTES.

               ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                         -------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     1998          1997           1996
--------------------------------------------------------------------------------------------------------------------
Investment income                                                         $ 480,423      $329,979       $250,031
Interest credited on customer deposits                                     (380,738)     (247,418)      (182,161)
                                                                         -------------------------------------------
      Net investment spread                                                  99,685        82,561         67,870

Fee income:
    Variable annuity fees                                                    20,085        14,630         10,786
    Asset management fees                                                         -         8,595          5,780
    Other fee income                                                          1,496         1,386          1,267
                                                                         -------------------------------------------
      Total fee income                                                       21,581        24,611         17,833

Other income and expenses:
    Surrender charges                                                         5,698         4,482          5,024
    Operating expenses                                                      (35,122)      (32,528)       (31,055)
    Commissions, net of deferrals                                            (1,658)       (2,218)        (2,372)
    Interest expense on debt                                                 (2,587)       (2,517)        (3,146)
    Amortization:
      Deferred policy acquisition costs                                     (12,593)      (10,416)        (6,835)
      Value of insurance in force                                            (5,965)       (9,293)        (7,320)
      Acquisition-related deferred charges                                     (405)         (503)        (1,503)
      Goodwill                                                                 (375)         (424)          (488)
    Non-recurring charges:
      Stock-based compensation                                               (2,036)       (8,145)             -
      Other                                                                  (2,639)       (6,678)        (5,004)
    Other, net                                                               (2,830)         (386)        (5,366)
                                                                         -------------------------------------------
      Total other income and expenses                                       (60,512)      (68,626)       (58,065)

Realized investment gains (losses)                                           (1,874)        3,192            907
                                                                         -------------------------------------------

Income before income taxes                                                   58,880        41,738         28,545
Income tax expense                                                          (15,066)      (14,139)        (5,167)
                                                                         -------------------------------------------

Net income                                                                   43,814        27,599         23,378

Dividends on preferred stock                                                 (6,422)       (4,750)        (4,750)
                                                                         -------------------------------------------
Net income applicable to common shareholders                              $  37,392      $ 22,849       $ 18,628
                                                                         -------------------------------------------
                                                                         -------------------------------------------

Net income per common share (basic)                                       $    1.59      $   1.11       $   1.06
                                                                         -------------------------------------------
                                                                         -------------------------------------------

Net income per common and common equivalent share (diluted)               $    1.53      $   1.07       $   1.06
                                                                         -------------------------------------------
                                                                         -------------------------------------------

Cash dividends paid per common share                                      $    0.14      $   0.04       $      -
                                                                         -------------------------------------------
                                                                         -------------------------------------------
SEE ACCOMPANYING NOTES.

                 ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Class B      Additional
                                                     Preferred      Class A        Common        Paid-In      Retained
(IN THOUSANDS)                                         Stock     Common Stock      Stock         Capital      Earnings
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                            $ 50,000        $    *         $    *       $ 124,425   $ (14,964)

  Comprehensive income:
    Net income                                                                                                 23,378
    Other comprehensive income:
      Change in net unrealized gains
        on available-for-sale securities, net
        of amortization and tax
  Comprehensive income
  Dividends on preferred stock                                                                                (4,750)
  Issuance of 18,356 shares of Class A
    common stock                                                         *                            184
                                                   ---------------------------------------------------------------------
Balance, December 31, 1996                            50,000             *              *         124,609       3,664

  Comprehensive income:
    Net income                                                                                                 27,599
    Other comprehensive income:
      Change in net unrealized gains
        on available-for-sale
        securities, net
        of amortization and tax

  Comprehensive income
  Dividends on preferred stock                                                                                 (4,750)
  Dividends on common stock                                                                                      (930)
  Stock-based compensation charge                                                                   8,145
  Recapitalization of Class A and
    Class B common stock                                               156             19            (175)
  Issuance of 5,750,000 shares of
  Class A
    common stock in initial public                                      57                         78,755
    offering
  Issuance of 7,743 shares of Class A
    common stock from exercise of
    stock options                                                        *                             96
                                                   ---------------------------------------------------------------------
Balance, December 31, 1997                            50,000           213             19         211,430      25,583

  Comprehensive income:
    Net income                                                                                                 43,814
    Other comprehensive income:
      Change in net unrealized gains (losses)
        on available-for-sale securities,
        net of amortization and tax
  Comprehensive income (loss)
  Dividends on preferred stock                                                                                 (6,422)
  Dividends on common stock                                                                                    (3,288)
  Stock-based compensation charge                                                                   2,036
  Issuance of Series A fixed/
    adjustable rate preferred stock                   75,000                                       (1,363)
  Redemption of 9.5% cumulative
    perpetual preferred stock                        (50,000)
  Conversion of Class B common stock
    to Class A common stock                                             19            (19)
  Issuance of 701,208 shares of Class A
    common stock from exercise of
    stock options                                                        7                          8,010
  Redemption of 260,511 shares of
    Class A common stock                                                (2)                        (1,845)    (4,434)
                                                   ---------------------------------------------------------------------
Balance, December 31, 1998                          $ 75,000       $   237          $    -      $ 218,268   $ 55,253
                                                   ---------------------------------------------------------------------
                                                   ---------------------------------------------------------------------


                                                           Accumulated
                                                              Other          Total
                                                          Comprehensive  Shareholders'
(IN THOUSANDS)                                               Income        Equity
---------------------------------------------------------------------------------------
Balance, January 1, 1996                                    $ 28,530      $187,991

  Comprehensive income:
    Net income                                                              23,378
    Other comprehensive income:
      Change in net unrealized gains
        on available-for-sale securities, net
        of amortization and tax                              (24,861)      (24,861)
                                                                         --------------
  Comprehensive income                                                      (1,483)
  Dividends on preferred stock                                              (4,750)
  Issuance of 18,356 shares of Class A
    common stock                                                               184
                                                  -------------------------------------
                                                  -------------------------------------

Balance, December 31, 1996                                     3,669       181,942

  Comprehensive income:
    Net income                                                              27,599
    Other comprehensive income:
      Change in net unrealized gains
        on available-for-sale
        securities, net
        of amortization and tax                                16,631       16,631
                                                                         --------------
  Comprehensive income                                                      44,230
  Dividends on preferred stock                                              (4,750)
  Dividends on common stock                                                   (930)
  Stock-based compensation charge                                            8,145
  Recapitalization of Class A and
    Class B common stock                                                         -
  Issuance of 5,750,000 shares of Class A
    common stock in initial public offering                                 78,812
  Issuance of 7,743 shares of Class A
    common stock from exercise of
    stock options                                                               96
                                                  -------------------------------------
Balance, December 31, 1997                                    20,300       307,545

  Comprehensive income:
    Net income                                                              43,814
    Other comprehensive income:
      Change in net unrealized gains (losses)
        on available-for-sale securities,
        net of amortization and tax                         (158,625)     (158,625)
                                                                         --------------
  Comprehensive income (loss)                                             (114,811)
  Dividends on preferred stock                                              (6,422)
  Dividends on common stock                                                 (3,288)
  Stock-based compensation charge                                            2,036
  Issuance of Series A fixed/
    adjustable rate preferred stock                                         73,637
  Redemption of 9.5% cumulative
    perpetual preferred stock                                              (50,000)
  Conversion of Class B common stock
    to Class A common stock                                                      -
  Issuance of 701,208 shares of Class A
    common stock from exercise of
    stock options                                                            8,017
  Redemption of 260,511 shares of
    Class A common stock                                                    (6,281)
                                                  -------------------------------------
                                                  -------------------------------------
Balance, December 31, 1998                                 $(138,325)    $ 210,433
                                                  -------------------------------------
                                                  -------------------------------------

* LESS THAN $1,000.

  SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                 ---------------------------------------
(IN THOUSANDS)                                                                       1998         1997         1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                         $ 43,814     $ 27,599     $ 23,378
Adjustments to reconcile net income to cash flows provided by operating activities:
    Interest credited on customer deposits, excluding separate accounts             309,110      212,964      172,202
    Stock-based compensation charge                                                   2,036        8,145            -
    Realized investment (gains) losses                                                1,874      (3,192)        (907)
    Amortization of value of insurance in force and deferred policy
      acquisition costs                                                              18,558       19,709       14,155
    Other amortization                                                                3,269        1,426        1,374
    Deferral of policy acquisition and other costs                                  (46,646)     (40,033)     (24,202)
    Deferred tax expense                                                              1,263        1,003        2,554
    (Increase) decrease in accrued investment income                                (14,553)      (8,313)         149
    Changes in other assets and liabilities                                          (3,464)      (3,243)       4,171
                                                                                 ---------------------------------------
Cash flows provided by operating activities                                         315,261      216,065      192,874

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
    Purchases                                                                    (7,925,791)  (4,710,312)  (2,716,010)
    Maturities and redemptions                                                      820,480      445,772      241,391
    Sales                                                                         5,030,320    3,355,461    1,922,689

Other investments:
    Purchases                                                                       (17,202)     (72,283)     (55,995)
    Maturities and redemptions                                                        2,306       20,806        7,310
    Sales                                                                             7,412       62,196       42,961
Policy loans, net                                                                    (3,049)      (2,648)      (5,938)
Transfers (to) from insurance subsidiaries' separate accounts:
    Purchase of assets held in separate accounts                                   (470,061)  (1,066,348)    (302,993)
    Proceeds from sale of assets held in separate accounts                          200,579      110,524       83,077

                                                                                 ---------------------------------------
Cash flows used in investing activities                                          (2,355,006)  (1,856,832)    (783,508)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Amounts received from customers                                                   3,068,129    2,268,496    1,072,323
Amounts paid to customers                                                          (746,946)    (579,618)    (441,944)
Net proceeds from issuance of common stock                                            3,610       80,308          184
Net proceeds from issuance of preferred stock                                        75,000            -            -
Organizational, debt and stock issuance costs                                        (1,363)      (1,400)           -
Redemption of preferred stock                                                       (50,000)           -            -
Principal payment on long-term debt                                                       -       (2,000)           -
Change in payable to reinsurer                                                       (1,865)      (1,200)      10,000
Dividends on common stock                                                            (3,288)        (930)           -
Dividends on preferred stock                                                         (6,422)      (4,750)      (4,750)
Change in repurchase agreement liability                                                  -            -      (12,008)
                                                                                 ---------------------------------------
Cash flows provided by financing activities                                       2,336,855    1,758,906      623,805
                                                                                 ---------------------------------------

Increase in cash and cash equivalents                                               297,110      118,139       33,171

Cash and cash equivalents at beginning of year                                      228,206      110,067       76,896
                                                                                 ---------------------------------------

Cash and cash equivalents at end of year                                          $ 525,316    $ 228,206    $ 110,067
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------

Supplemental cash flow information:
    Interest paid on debt                                                           $ 2,252      $ 1,837      $ 2,613
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
    Income taxes paid                                                              $ 11,112      $ 2,943      $ 7,230
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     ARM Financial Group, Inc. (the "Company") specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's retail products include a variety of fixed, indexed and variable annuities and face-amount certificates sold through a broad spectrum of distribution channels including independent broker-dealers, independent agents, stockbrokers, and financial institutions. The Company offers institutional products, such as funding agreements, certificates and guaranteed investment contracts ("GICs") directly to defined contribution plans, bank collective trust funds, GIC investment managers, money market funds, corporate treasurers, and other institutional investors.

     The Company derives its earnings from the net investment spread and fee income generated by the assets it manages. With retail and institutional spread products and options offered by the Company, the Company's insurance and face-amount certificate subsidiaries agree to return customer deposits with interest at a specified rate or a rate based on a specified index (e.g., LIBOR, S&P 500 - both defined below). As a result, the Company's insurance and face-amount certificate subsidiaries accept investment risk in exchange for the opportunity to achieve a spread between what the Company earns on invested assets and what it pays or credits on customer deposits. With retail variable fund options offered by the Company, the Company's subsidiaries receive a fee in exchange for managing deposits, and the customer accepts investment risk associated with their chosen mutual fund options. Because the investment risk is borne by the customer, this business requires significantly less capital support than spread-based business.

     The Company conducts its different businesses through a variety of subsidiaries. Retail fixed, indexed and variable annuities and institutional funding agreements and GICs are offered through the Company's insurance subsidiaries, Integrity Life Insurance Company ("Integrity") and National Integrity Life Insurance Company ("National Integrity") (collectively, the "Integrity Companies"). ARM Securities Corporation ("ARM Securities"), a registered broker-dealer, provides a distribution channel for selling affiliated and nonaffiliated retail products. Retail face-amount certificates are issued through SBM Certificate Company and privately placed certificates are issued through ARM Face-Amount Certificate Group, Inc. and its subsidiaries.

     The Company received initial start-up capital as partial funding for the acquisition of the Integrity Companies through the private issuance of common stock in November 1993. In June 1995, the Company received additional capital to fund the acquisition of substantially all of the assets and business operations of SBM Company ("SBM") also through the private issuance of common stock. Such capital was primarily provided by certain private equity funds sponsored by Morgan Stanley Dean Witter & Co. (the "Morgan Stanley Stockholders"). In June 1997, the Company completed an initial public offering (the "Offering") of common stock. The Morgan Stanley Stockholders owned approximately 91% of the outstanding shares of the Company's common stock prior to the Offering and, as a result of the Offering, owned approximately 53% at December 31, 1997. In May 1998, the

Company completed a secondary public offering of approximately 12.4 million shares of common stock held by the Morgan Stanley Stockholders. The Company did not receive any of the proceeds from the public offering. As a result of the public offering, the Morgan Stanley Stockholders no longer own any shares of the Company's outstanding common stock and all of the Company's outstanding Class B common stock was converted into Class A common stock.

     The Company had no significant business activity until November 26, 1993, when it acquired the Integrity Companies resulting in approximately $2.3 billion of assets under management. Assets under management have grown to $9.9 billion as of December 31, 1998.

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

     The consolidated balance sheets include a dual presentation of carrying amount and fair value balances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," fixed maturities classified as available-for-sale are reported at fair value in the carrying amount balance sheets; however, corresponding customer deposits are reported at historical values. In contrast, in the fair value balance sheets, both assets and liabilities are reported at fair value. As permitted by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the fair value balance sheets are presented as a supplemental disclosure to provide additional information on the Company's financial position. Note 4 describes the methods and assumptions used by the Company in estimating fair value.

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

     Realized gains and losses on the sale of investments are determined based upon the average cost method and include provisions for other-than-temporary impairments where appropriate. In addition, the amortization of value of insurance in force and deferred policy acquisition costs is adjusted for gains and losses realized on sales of investments which support customer deposits. The adjustment to amortization associated with such realized gains and losses is included in Realized Investment Gains (Losses) in the consolidated statements of income.

VALUE OF INSURANCE IN FORCE, DEFERRED POLICY ACQUISITION COSTS AND GOODWILL
     A portion of the purchase price paid for the insurance subsidiaries was allocated to the value of insurance in force based on the actuarially determined present value of the expected pretax future profits from the business assuming a discount rate of 13%. This present value amount was reduced to the extent that the fair value of the net assets acquired including the value of insurance in force exceeded the purchase price allocated to the insurance subsidiaries. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date. Recoverability of the value of insurance in force is evaluated quarterly by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense. To the extent recoverable from future gross profits, costs of producing new business (primarily commissions and certain policy issuance and marketing costs) which vary with and are primarily related to the production of new business are deferred. Value of insurance in force and deferred policy acquisition costs are amortized in proportion to the emergence of gross profits, including related realized investment gains and losses, over the estimated term of the underlying policies. In addition, an adjustment is made to value of insurance in force and deferred policy acquisition costs equal to the change in amortization that would have been recorded if unrealized gains and losses on available-for-sale securities had been realized as of the balance sheet date.

     A portion of the purchase price paid for subsidiaries was allocated to goodwill representing the excess of the purchase price paid over the fair value of net assets acquired. Goodwill currently recorded is amortized over a period not exceeding twenty years using the straight-line method.

     Incremental costs directly related to the integration of acquired companies were deferred, to the extent recoverable from future gross profits of the acquired companies. Such deferred transition costs are amortized using the straight-line method over the estimated term of the policies underlying the acquired companies.

ASSETS HELD IN SEPARATE ACCOUNTS AND CUSTOMER DEPOSITS IN SEPARATE ACCOUNTS
     Assets held in separate accounts of the Company's insurance subsidiaries are segregated from other investments and are not subject to claims that arise out of any other business of the Company. The separate accounts include customer deposits and related invested assets, for retail and institutional spread products and options (guaranteed) and retail variable fund options (nonguaranteed). Separate account assets and liabilities are generally carried at estimated fair values. Investment income and interest credited on customer deposits related to spread product deposits are included as such in the statements of income. The Company receives administrative fees for managing retail variable fund option deposits and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the statements of income.

CUSTOMER DEPOSITS
     For single and flexible premium deferred annuities, single premium endowments, face-amount certificates, funding agreements, and guaranteed investment contracts, customer deposits represent account values before applicable surrender charges. Such account values represent premiums and deposits received, plus interest credited, less withdrawals and assessed fees. For structured settlements and other single premium immediate annuities, customer deposits represent the present value of future benefit payments and maintenance expenses. The interest rate used in determining such present value was approximately 7.34% as of December 31, 1998.

RECOGNITION OF FEE INCOME
     Variable annuity fees and asset management fees are recorded in income as earned. Other fee income includes marketing partnership fees earned related to ventures with other insurance companies and certain fees earned by ARM Securities (primarily net retained commissions). Premiums and deposits received from customers are not included in the statements of income.

FEDERAL INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

NET INCOME PER SHARE OF COMMON STOCK
     SFAS No. 128, "Earnings Per Share," requires companies to present basic earnings per share, and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised to purchase common stock.

COMPREHENSIVE INCOME
     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

2.   INVESTMENTS

     The amortized cost and estimated fair values of available-for-sale securities were as follows:

                                                                              Gross         Gross
                                                                           Unrealized    Unrealized     Estimated
(IN THOUSANDS)                                                  Cost          Gains        Losses      Fair Value
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:
Fixed Maturities:
    Mortgage-backed securities                                 $2,763,786      $ 12,953      $ 57,553    $2,719,186
    Corporate securities                                        2,246,323        24,811       173,474     2,097,660
    Asset-backed securities                                       597,741           858        21,410       577,189
    U.S. Treasury securities and obligations of
      U.S. government agencies                                    367,260           342         2,187       365,415
    Foreign governments                                            56,629            --         7,914        48,715
    Obligations of state and political subdivisions                 4,536            11           382         4,165
                                                            --------------------------------------------------------
Total fixed maturities                                          6,036,275        38,975       262,920     5,812,330
Equity securities                                                  33,559           618         2,432        31,745
                                                            --------------------------------------------------------
     Total available-for-sale securities                        6,069,834     $  39,593     $ 265,352    $5,844,075
                                                            --------------------------------------------------------
                                                            --------------------------------------------------------

DECEMBER 31, 1997:
Fixed Maturities:
    Mortgage-backed securities                                 $1,828,062     $  29,881     $   3,456    $1,854,487
    Corporate securities                                        1,390,274        35,875        16,134     1,410,015
    Asset-backed securities                                       400,276         1,981         1,832       400,425
    U.S. Treasury securities and obligations of
       U.S. government agencies                                   318,583         1,464           371       319,676
    Foreign governments                                            79,466         1,633         1,867        79,232
    Obligations of state and political subdivisions                 4,834            12           295         4,551
                                                            --------------------------------------------------------
Total fixed maturities                                          4,021,495        70,846        23,955     4,068,386
Equity securities                                                  28,177           309           144        28,342
                                                            --------------------------------------------------------
    Total available-for-sale securities                        $4,049,672     $  71,155     $  24,099    $4,096,728
                                                            --------------------------------------------------------
                                                            --------------------------------------------------------

     The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are shown below:

                                                                December 31, 1998
                                                            ---------------------------
                                                                           Estimated
(IN THOUSANDS)                                                  Cost      Fair Value
---------------------------------------------------------------------------------------
Due in one year or less                                     $    39,168   $    46,293
Due after one year through five years                           216,818       202,498
Due after five years through ten years                          458,598       432,794
Due after ten years                                           1,960,164     1,834,370
Asset-backed securities                                         597,741       577,189
Mortgage-backed securities                                    2,763,786     2,719,186
Equity securities                                                33,559        31,745
                                                            ---------------------------
   Total available-for-sale securities                      $ 6,069,834   $ 5,844,075
                                                            ---------------------------
                                                            ---------------------------

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities (including floating-rate securities) provide for periodic payments throughout their lives.

     During 1998, 1997 and 1996, gross gains of $33.5 million, $45.0 million and $33.5 million, respectively, and gross losses of $30.0 million, $36.0 million and $18.9 million, respectively, were realized on sales of fixed maturities. For the years ended December 31, 1997 and 1996, the Company recorded losses of $4.0 million and $15.2 million related to write-downs to the fair value of investments in fixed income securities. For the years ended December 31, 1998, 1997 and 1996, the recognition of net realized gains on investments supporting customer deposits resulted in additional amortization of value of insurance in force of $3.5 million, $3.0 million and $1.9 million, respectively, and additional amortization of deferred policy acquisition costs of $0.7 million $0.4 million and $0.03 million, respectively.

     In accordance with SFAS No. 115, net unrealized gains and losses on investments classified as available-for-sale were reduced by deferred federal income taxes and adjustments to value of insurance in force and deferred policy acquisition costs that would have been required had such gains and losses been realized. Net unrealized gains and losses on available-for-sale securities reflected as a separate component of shareholders' equity are summarized as follows:

                                                                                                December 31,
                                                                                         ---------------------------
(IN THOUSANDS)                                                                               1998          1997
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on available-for-sale securities
   before adjustments for the following:                                                 $  (233,410)  $    47,056
     Capitalization (amortization) of value of insurance in force and
       deferred policy acquisition costs                                                      20,603       (15,825)
     Deferred federal income tax effect                                                       74,482       (10,931)
                                                                                         ---------------------------
       Net unrealized gains (losses) on available-for-sale securities                    $  (138,325)  $    20,300
                                                                                         ---------------------------
                                                                                         ---------------------------

     Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 1998 and 1997, other than investments in affiliates and investments issued or guaranteed by the United States government, are as follows. Such securities were 99.9% and 99.8% investment grade at December 31, 1998 and 1997, respectively.

                                                     Carrying                                                          Carrying
(IN MILLIONS)                                          Amount       (IN MILLIONS)                                        Amount
----------------------------------------------------------------    --------------------------------------------------------------
1998:                                                               1997:
  Fixed maturities:                                                   Fixed maturities:
    Aames Mortgage Trust                                $39.1           Aames Mortgage Trust                            $31.7
    ABN Amro Mortgage Corporation                        45.0           Aircraft Lease Portfolio Securities              34.6
    Chancellor Triton CBO, Limited                       54.1           Bear Stearns Mortgage Securities                 39.7
    Chase Mortgage Finance Corporation                   94.5           Countrywide Mortgage Backed                      39.1
    CitiCorp Mortgage Securities                         57.2           CRAVE Trust                                      52.7
    Countrywide Home Loans                              186.8           Delta Funding Home Equity Loan Trust             31.6
    CRAVE Trust                                          46.3           DLJ Mortgage Acceptance Corporation              75.9
    CS First Boston Securities Corporation               89.7           First Chicago/Lennar                             34.5
    DLJ Mortgage Acceptance Corporation                  62.8           General Electric Capital Mortgage Services, Inc. 33.4
    Enserch Corporation                                  39.1           Greenwich Capital Acceptance                     50.6
    Enterprise Capital Trust II                          37.1           Headlands Mortgage Securities, Inc.              30.5
    First Boston                                        113.9           J.P. Morgan & Company                            35.9
    FMAC Loan Receivables Trust                          47.1           LB Mortgage Trust                                62.9
    General Electric Capital Mortgage Services, Inc.    100.1           Merit Securities Corporation                     55.3
    Greenwich Capital Acceptance                         48.6           Norwest Asset Securities Corporation             64.5
    Highland Secured Loan Trust                          39.3           PNC Mortgage Securities Corporation              46.7
    LB Mortgage Trust                                    96.6           Residential Accredit Loans                       47.1
    Magnetite Asset Investors Corporation                73.5           Residential Asset Securities Trust               50.4
    Metris Master Trust                                  53.5           Residential Funding Mortgage                     47.3
    Norwest Asset Securities Corporation                162.4           Salomon Brothers Mortgage Securities VII         95.4
    PNC Mortgage Securities Corporation                 116.7           Sears Mortgage Securities                        29.8
    Residential Accredit Loans                           46.0           Structured Asset Securities Corporation          64.6
    Residential Asset Securities Trust                   36.5
    Residential Funding Mortgage                        123.7
    Salomon Brothers Mortgage Securities VII            124.8
    Structured Asset Securities Corporation             187.1

     The components of investment income were:

                                                                                    Year Ended December 31,
                                                                            ----------------------------------------
(IN THOUSANDS)                                                                  1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                              $447,402       $300,327      $228,473
Policy loans                                                                     9,567          8,925         8,629
Mortgage loans on real estate                                                    1,348          4,038         4,321
Cash and cash equivalents                                                       19,227         13,514         5,705
Income from other investments                                                    2,879          3,175         2,903
                                                                            ----------------------------------------
   Investment income                                                          $480,423       $329,979      $250,031
                                                                            ----------------------------------------
                                                                            ----------------------------------------

3.  DERIVATIVE INSTRUMENTS

     The Company generally utilizes derivative financial instruments in order to hedge specific market value risks and interest rate risks. These derivative financial instruments, none of which are held for trading purposes, are described further below.

     The Company offers equity-indexed products, through a guaranteed separate account of Integrity, that meet consumer demand for equity investments with downside protection. In connection with this product the Company held 356 off-balance sheet futures contracts based on the S&P 500 Composite Stock Price Index ("S&P 500") at December 31, 1998, having a notional amount of $110.2 million. Unrealized market value gains on the futures are recorded in the statement of income to hedge against the Company's obligation to provide equity-indexed returns to customers. As of December 31, 1998, outstanding futures had unrealized gains of approximately $5.8 million, which were $2.0 million less than the related obligation due to hedge ineffectiveness, resulting in a $2.0 million realized loss.

     During 1998, the Company purchased an interest rate cap for $5.2 million, having a notional amount of $1.0 billion and a LIBOR strike price of 5.75%. The objective for holding the instrument is to limit the Company's exposure to higher market interest rates in connection with its payment of interest credited on variable rate institutional spread deposits. The purchase price of the cap will be amortized into operations using the interest method over the three year duration of the cap. Payments received from the cap will be recorded as an offset to interest credited on customer deposits.

     The Company also uses interest rate swaps to convert fixed-rate securities into floating-rate investments to support its variable rate institutional spread deposits. The Company has agreed to exchange with counterparties a fixed-rate of interest it receives on certain investment securities for floating-rate interest amounts calculated by reference to agreed-upon notional principal amounts. Either the Company or the counterparty makes a single net payment at each due date resulting in a decrease or an increase, respectively, to investment income in the statement of income. The Company has approximately $346 million of notional principal contracts outstanding at December 31, 1998. These interest rate swaps, included in cash and investments, are marked to market and any unrealized gain or loss is classified with accumulated other comprehensive income. At December 31, 1998, the swaps had a net unrealized loss of $18.1 million.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the derivative financial instruments, but does not expect any counterparties to fail to meet their obligations given their high credit ratings.

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

     The Company's management of interest rate risk aims to reduce its exposure to changing interest rates through a close matching of duration, convexity and cash flow characteristics of both assets and liabilities while maintaining liquidity redundancies (i.e., sources of liquidity in excess of projected liquidity needs). As a result, fair values of the Company's assets and liabilities will tend to respond similarly to changes in interest rates.

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

CUSTOMER DEPOSITS
     The fair value of customer deposits for single premium immediate annuity contracts is based on discounted cash flow calculations using rates from a current market yield curve for assets with similar durations. The fair value amounts of the remaining customer deposits, primarily related to deferred annuity contracts, single premium endowment contracts, funding agreements, GICs, and face-amount certificates represent the estimated present value of cash flows using current market rates and the duration of the liabilities.

LONG-TERM DEBT AND PAYABLE TO REINSURER
     The carrying amounts of long-term debt and payable to reinsurer approximate fair value.

OTHER ASSETS AND LIABILITIES
     The fair values of other assets and liabilities are reported at their financial statement carrying amounts.

5.  VALUE OF INSURANCE IN FORCE

     The following provides information on the value of insurance in force during 1998, 1997 and 1996:

                                                                                     Year Ended December 31,
                                                                            -------------------------------------------
(IN THOUSANDS)                                                                  1998           1997          1996
-----------------------------------------------------------------------------------------------------------------------
Amortization excluding effects of realized and unrealized investment gains
   and losses                                                                  $ (7,910)      $(11,798)     $(10,474)
Interest accrued on unamortized balance                                           1,945          2,505         3,154
                                                                            -------------------------------------------
Net amortization as reported in the statements of income                         (5,965)        (9,293)       (7,320)
Amortization related to realized investment gains and losses(a)                  (3,513)        (2,987)       (1,890)
Change in amortization related to unrealized gains and losses on
   available-for-sale securities(b)                                              33,154        (13,769)       13,180
Recognition of acquired tax benefits                                                  -              -        (2,997)
                                                                            -------------------------------------------
Net change in value of insurance in force                                        23,676        (26,049)          973
Balance at beginning of period                                                   25,975         52,024        51,051
                                                                            -------------------------------------------
Balance at end of period                                                       $ 49,651       $ 25,975      $ 52,024
                                                                            -------------------------------------------
                                                                            -------------------------------------------

(a) Included in Realized Investment Gains (Losses) in the statements of income.

(b) Netted from the Change in Net Unrealized Gains on Available-for-Sale Securities in the statements of shareholders' equity.


     The interest rates used to accrue interest on the unamortized value of insurance in force are consistent with the rates credited on acquired policies and range from 5% to 8%. Net amortization of the value of insurance in force, excluding the effects of realized and unrealized investment gains and losses, in each of the following years is estimated to be: 1999 - $5.9 million; 2000 - $4.9 million; 2001 - $3.8 million; 2002 - $3.3 million; and 2003 - $2.6 million.

6.   NON-RECURRING CHARGES

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

     In addition, the Company recorded a charge of $1.1 million during the second quarter of 1998 for registration expenses associated with the Company's secondary public offering of common stock in May 1998 (see Note 1).

     The Company recorded non-recurring charges of $14.8 million for the year ended December 31, 1997 including a non-cash stock-based compensation expense charge of $8.1 million in connection with the Company's initial public offering of common stock and other non-recurring costs primarily attributable to the relocation and consolidation of the Company's operations facilities from Ohio to Louisville, Kentucky. The stock-based compensation expense charge represents the aggregate difference between the $15 per share initial public offering price of Class A common stock and the exercise prices of the then-outstanding options.

7.   DEBT

LONG-TERM DEBT
     On June 24, 1997, the Company entered into a Credit Agreement to provide the Company with a new senior revolving credit facility. The maximum amount that may be borrowed under this Credit Agreement is $75 million, of which $38 million was drawn on June 24, 1997 and used to repay $38 million of outstanding borrowings under the Company's prior Credit Agreement, which was terminated. Borrowings under the new Credit Agreement bear a floating interest rate indexed to the London Interbank Offered Rate ("LIBOR"). The Credit Agreement has a variable annual commitment fee which can range from 0.10% to 0.25% of the unused portion of the borrowing, depending on the ratings of the Company's preferred stock. The Credit Agreement matures on June 24, 2002, subject to optional prepayment and contingent upon the Company's compliance with various financial covenants.

     During 1998, in order to limit interest rate risk with respect to long-term debt, the Company entered into an interest rate swap with a notional amount of $38 million. Under the terms of the swap, the Company pays a fixed-rate of interest to a counterparty in exchange for a variable rate that mirrors the variable rate due on the long-term debt. The swap effectively fixes interest expense (excluding commitment fees) on long-term debt outstanding at approximately 6.5%.

PAYABLE TO REINSURER
     The Company holds $6.9 million in funds withheld under a modified coinsurance reinsurance agreement related to a block of variable annuity contracts. This liability bears a floating interest rate indexed to the LIBOR. Repayment is scheduled for equal quarterly installments over the next four years.

8.   INCOME TAXES

     The components of the provision for income tax expense consist of the following:

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
(IN THOUSANDS)                                                                1998          1997           1996
---------------------------------------------------------------------------------------------------------------------
Current                                                                     $13,803        $ 13,136        $ 2,613
Deferred                                                                      1,263           1,003          2,554
                                                                          -------------------------------------------
Total income tax expense                                                    $15,066        $ 14,139        $ 5,167
                                                                          -------------------------------------------
                                                                          -------------------------------------------

     Significant components of the deferred tax liabilities and assets as of December 31, 1998 and 1997 were:

(IN THOUSANDS)                                                                                1998           1997
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Difference between GAAP and tax reserves                                               $ 79,661        $78,404
    Net unrealized losses on available-for-sale securities                                   74,482              -
    Net operating loss carryforward                                                          16,263         13,863
    Other                                                                                    19,014         16,285
                                                                                        -----------------------------
        Total deferred tax assets                                                           189,420        108,552
   Valuation allowance for deferred tax assets                                              (28,033)       (36,568)
                                                                                        -----------------------------
        Net deferred tax assets                                                             161,387         71,984

Deferred tax liabilities:
    Deferred policy acquisition costs                                                        35,689         26,096
    Net unrealized gains on available-for-sale securities                                         -         10,931
    Other                                                                                    10,499          3,908
                                                                                        -----------------------------
        Total deferred tax liabilities                                                       46,188         40,935
                                                                                        -----------------------------
Total deferred federal income taxes                                                        $115,199        $31,049
                                                                                        -----------------------------
                                                                                        -----------------------------

     In the event that deferred tax assets are recognized on deductible temporary differences for which a valuation allowance was provided at the date of an acquisition, such benefits will be applied to first reduce the balance of intangible assets related to the acquisition, such as value of insurance in force and goodwill.

     A full valuation allowance was provided on the difference between deferred tax assets and liabilities of the Integrity Companies as of the acquisition date, resulting in zero deferred federal income taxes at that date. Based on the Integrity Companies' ability to generate taxable income in the post-acquisition period and projections of future taxable income, the Integrity Companies' valuation allowance was reduced by $8.0 million, $8.0 million and $11.0 million during 1998, 1997 and 1996, respectively. As a result of realizing such benefits, the value of insurance in force was reduced by $3.0 million during 1996 . The balance of goodwill was also reduced by $0.8 million and $0.7 million during 1998 and 1997, respectively. Additionally, the Company has established a full valuation allowance on its non-life net operating loss carryforwards. Realization of these carryforward benefits is dependent on future non-life earnings.

     The Company files a consolidated federal income tax return with its non-life subsidiaries, but is not currently eligible to file with its life insurance subsidiaries. Accordingly, Integrity and National Integrity file a consolidated life insurance company federal income tax return.

     Income tax expense differs from that computed using the federal income tax rate of 35% for the following reasons:

                                                                                    Year Ended December 31,
                                                                            ----------------------------------------
(IN THOUSANDS)                                                                  1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Income tax expense at statutory rate                                          $ 20,608     $ 14,608        $9,991
Decrease in valuation allowance                                                 (7,735)      (1,540)       (5,490)
Other                                                                            2,193        1,071           666
                                                                            ----------------------------------------
   Total income tax expense                                                   $ 15,066     $ 14,139        $5,167
                                                                            ----------------------------------------
                                                                            ----------------------------------------

     The Company had net operating loss carryforwards of approximately $46.5 million, $39.6 million and $33.7 million at December 31, 1998, 1997 and 1996, respectively. The net operating loss carryforwards expire in years 2005 to 2018.

9.   SHAREHOLDERS' EQUITY

PREFERRED STOCK
     During 1993, the Company issued 2,000,000 shares of non-voting 9.5% Cumulative Perpetual Preferred Stock ("9.5% Preferred Stock"), stated value $25, in connection with the acquisition of the Integrity Companies. Cash dividends at a rate of 9.5% per annum per share were payable quarterly. The Company redeemed all outstanding shares of the 9.5% Preferred Stock on December 15, 1998 at a price of $25 per share, plus accrued but unpaid dividends.

     In July 1998, the Company completed a $75 million offering of non-voting Series A Fixed/Adjustable Rate Cumulative Preferred Stock, $200 stated value per share, with an initial coupon rate of 5.575% through June 15, 2003. The net proceeds from the offering were used to redeem the $50 million of 9.5% Preferred Stock and the remainder will be used for general corporate purposes.

STOCK SPLIT
     Concurrent with the closing of the Offering in June 1997, each share of common stock was split into 706 shares of common stock. All references to number of shares, per share amounts and stock options data appearing in the financial statements and notes thereto have been restated, for all periods presented, to reflect the stock split.

STOCK OPTIONS
     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1995. If the accounting provisions of SFAS No. 123 had been adopted, the effects on 1996, 1997 and 1998 net income would have been immaterial.

     The non-cash stock-based compensation charges discussed in Note 6 are a result of variability in the exercise prices and vesting schedules in the original stock option plan of December 1993. Such variability no longer exists in the plan and accordingly no further stock-based compensation charges are anticipated at this time, unless future amendments to the plan would so justify.

     The Company's Amended and Restated Stock Option Plan (the "Plan"), originally adopted in December 1993, provided for granting of options to purchase up to 2,432,170 shares of Class A common stock. Such options vest over a five year period. As of June 30, 1997, all options of the Plan had been issued.

     In June 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan"). The 1997 Equity Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares to those officers and other key employees and consultants with potential to contribute to the future success of the Company or its subsidiaries; provided that only employees may be granted incentive stock options. The maximum amount of Class A common stock that may be granted under the 1997 Equity Plan is 1.6 million shares, subject to adjustment in accordance with the terms of the 1997 Equity Plan. As of December 31, 1998, 452,250 option shares have been granted under the 1997 Equity Plan which vest over a four year period.

     In addition, 60,000 option shares were awarded to certain members of the board of directors of the Company during 1998 under the Company's 1998 Non-Employee Director Stock Option Plan (the "1998 Director Plan"). The maximum amount of Class A common stock that may be granted under the 1998 Director Plan is 100,000 shares, subject to adjustment in accordance with the terms of the 1998 Director Plan. Such options are fully vested to such directors in recognition of their tenure as directors of the Company.

     Information with respect to the Company's stock option plans are as follows:

                                                                                             Outstanding
                                                                                  ----------------------------------
                                                                                     Shares of
                                                                                    Common Stock
                                                                                     Subject to         Average
                                                                                       Option        Exercise Price
                                                                                  ----------------------------------
Balance at January 1, 1996                                                           1,685,928            $9.33
Options granted                                                                        240,040            10.01
Options exercised                                                                       (3,530)            8.88
Options forfeited                                                                      (38,830)           10.22
                                                                                  -----------------
Balance at December 31, 1996                                                         1,883,608            10.50

Options granted                                                                        887,587            11.45
Options exercised                                                                       (7,743)           12.23
Options forfeited                                                                     (342,555)           11.66
                                                                                  -----------------
Balance at December 31, 1997                                                         2,420,897            11.65

Options granted                                                                        613,336            19.50
Options exercised                                                                     (701,208)           11.41
Options forfeited                                                                     (101,086)           14.04
                                                                                  -----------------
Balance at December 31, 1998                                                         2,231,939            13.77
                                                                                  -----------------
                                                                                  -----------------

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                               Options Outstanding
                                -----------------------------------------------------------------------------------
                                                                 Average Remaining                Average
   Ranges of Exercise Prices              Shares             Contractual Life in Years         Exercise Price
 ------------------------------------------------------------------------------------------------------------------
 $ 11.14 to $16.71                        1,753,689                     3.9                        $ 11.82
 $ 16.72 to $22.53                          478,250                     9.4                          20.93
                                -----------------------------------------------------------------------------------
                                          2,231,939                     6.7                        $ 13.77
                                -----------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------


     At December 31, 1998, of the 2,231,939 shares outstanding, 1,279,646 were exercisable at an average price of $11.58.

EARNINGS PER SHARE
     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share ("EPS") computations:

                                               1998                      1997                       1996
                                     -------------------------------------------------------------------------------
(SHARES IN THOUSANDS)                   Shares     Per Share      Shares     Per Share      Shares      Per Share
                                                     Amount                    Amount                    Amount
--------------------------------------------------------------------------------------------------------------------
Basic EPS                                  23,462   $ 1.59       20,579       $ 1.11       17,498        $ 1.06
Effect of dilutive stock options              900    (0.06)         726        (0.04)          --            --
                                     -------------------------------------------------------------------------------
Diluted EPS                                24,362   $ 1.53       21,305       $ 1.07       17,498        $ 1.06
                                     -------------------------------------------------------------------------------
                                     -------------------------------------------------------------------------------

STATUTORY INFORMATION
     Dividends that the Company may receive from Integrity in any year without prior approval of the Ohio Insurance Director are limited by statute to the greater of (i) 10% of Integrity's statutory capital and surplus as of the preceding December 31 and (ii) Integrity's statutory net income for the preceding year. For 1999, the maximum dividend payments that may be paid by Integrity to the Company without prior regulatory approval are $37.8 million.

     The consolidated statutory capital and surplus of the Company's insurance subsidiaries was $246.7 million and $211.8 million at December 31, 1998 and 1997, respectively. In addition, the consolidated statutory asset valuation reserve ("AVR") of the Company's insurance subsidiaries was $37.8 million and $24.9 million at December 31, 1998 and 1997, respectively. The AVR is generally added to statutory capital and surplus for purposes of assessing capital adequacy against various measures used by rating agencies and regulators.

     The National Association of Insurance Commissioners Risk-Based Capital ("RBC") requirements attempt to evaluate the adequacy of a life insurance company's statutory-basis adjusted capital and surplus in relation to investment, insurance and other business risks. The RBC formula is used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action and is not designed to be a basis for ranking the financial strength of insurance companies. In addition, the formula establishes a minimum capital standard which supplements the prevailing system of low fixed minimum capital and surplus. The RBC requirements provide for four different levels of regulatory attention depending on the ratio of the company's adjusted capital and surplus to its RBC. As of December 31, 1998 and 1997, the adjusted capital and surplus of Integrity and National Integrity are substantially in excess of the minimum level of RBC that would require regulatory response.

10.  CONTINGENCIES

     The Company is currently involved in no material legal or administrative proceedings. The Company's subsidiaries are currently involved only in routine legal and administrative proceedings incident to the conduct of their businesses. The Company believes that none of these proceedings will have a material adverse impact on the financial position or results of operation of the Company or its subsidiaries.

     The number of insurance companies that are under regulatory supervision has resulted in and is expected to continue to result in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. The Company has accrued for expected assessments.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                          1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
--------------------------------------------------------------------------------------------------------------------
1998:
   Net investment spread                                        $22,726      $22,506      $25,658       $28,795
   Fee income                                                     4,658        5,414        5,585         5,924
   Other income and expenses                                    (16,069)     (13,603)     (14,302)      (16,538)
   Realized investment gains (losses)                             5,165        1,786      (11,053)        2,228
                                                               -----------------------------------------------------
   Income before income taxes                                    16,480       16,103        5,888        20,409
   Income tax expense                                            (5,499)      (4,208)        (210)       (5,149)
                                                               -----------------------------------------------------
   Net income                                                    10,981       11,895        5,678        15,260
   Dividends on preferred stock                                  (1,188)      (1,188)      (2,000)       (2,046)
                                                               -----------------------------------------------------
   Net income applicable to common shareholders                   9,793       10,707        3,678        13,214
   Exclude, net of tax:
     Realized investment (gains) losses                          (3,357)      (1,161)       7,184        (1,448)
     Non-recurring charges                                        3,570        1,105            -             -
                                                               -----------------------------------------------------
   Operating earnings                                           $10,006      $10,651      $10,862       $11,766
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
   Per common and common equivalent share (diluted):
     Net income                                                 $  0.40      $  0.44      $  0.15       $  0.54
     Operating earnings                                         $  0.41      $  0.44      $  0.45       $  0.48

1997:
   Net investment spread                                        $18,375      $19,477      $22,087       $22,622
   Fee income                                                     5,520        5,538        6,470         7,083
   Other income and expenses                                    (15,702)     (22,107)     (16,105)      (14,712)
   Realized investment gains                                      2,231          420          376           165
                                                               -----------------------------------------------------
   Income before income taxes                                    10,424        3,328       12,828        15,158
   Income tax expense                                            (2,814)      (3,185)      (3,735)       (4,405)
                                                               -----------------------------------------------------
   Net income                                                     7,610          143        9,093        10,753
   Dividends on preferred stock                                  (1,188)      (1,188)      (1,187)       (1,187)
                                                               -----------------------------------------------------
   Net income (loss) applicable to common shareholders            6,422       (1,045)       7,906         9,566
   Exclude, net of tax:
     Realized investment gains                                   (1,450)        (273)        (245)         (107)
     Non-recurring charges                                        1,445        9,333        2,489         1,556
     Income from defined benefit pension plan
       asset management operations                                 (581)        (272)        (325)         (270)
                                                               -----------------------------------------------------
   Operating earnings                                           $ 5,836      $ 7,743      $ 9,825       $10,745
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
   Per common and common equivalent share (diluted):
     Net income (loss)                                          $  0.37      $ (0.06)     $  0.33       $  0.39
     Operating earnings                                         $  0.33      $  0.42      $  0.40       $  0.44

12.  SEGMENT INFORMATION

     Effective December 31, 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     The Company currently has four reportable segments: retail spread products and options (fixed and indexed annuities and face-amount certificates), institutional spread products (funding agreements, GICs and certificates), retail variable fund options (variable annuity mutual fund options), and corporate and other. The Company's corporate and other segment includes earnings on surplus assets of the Company's subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and other various corporate expenditures that are not allocated to retail and institutional products.

     The Company's reportable segments are based on the earnings characteristics of the product or service and the markets through which the product or service is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products and services differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income applicable to common shareholders excluding, net of tax, realized investment gains and losses, non-recurring charges and for 1997 and 1996, income from defined benefit pension plan asset management operations which were sold in 1997. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Segment information as of and for the years ended December 31, 1998, 1997, and 1996 are as follows.

                                                                                     Year Ended December 31,
                                                                           --------------------------------------------
(IN THOUSANDS)                                                                  1998           1997          1996
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                           $  218,514     $  220,810     $  206,296
Institutional spread products                                                   251,252         99,861         37,210
Retail variable fund options                                                     20,085         14,630         10,786
Corporate and other                                                              12,153         19,289         13,572
                                                                           --------------------------------------------
       Consolidated total revenues (investment income and fee income)        $  502,004     $  354,590     $  267,864
                                                                           --------------------------------------------
                                                                           --------------------------------------------

AMORTIZATION EXPENSE
Retail spread products and options                                           $   10,387     $   13,951     $   10,804
Retail variable fund options                                                      8,171          5,758          3,839
Corporate and other                                                                 780            927          1,503
                                                                           --------------------------------------------
       Consolidated total amortization expense                               $   19,338     $   20,636     $   16,146
                                                                           --------------------------------------------
                                                                           --------------------------------------------

EARNINGS
Retail spread products and options                                           $   38,061     $   37,618     $   34,440
Institutional spread products                                                    23,930          9,221          3,241
Retail variable fund options                                                      7,399          5,068          4,827
Corporate and other                                                              (3,961)            14        (10,216)
                                                                           --------------------------------------------
       Pretax operating earnings (before preferred stock dividends)              65,429         51,921         32,292
Income taxes on operations                                                      (15,722)       (13,022)        (5,315)
Preferred stock dividends                                                        (6,422)        (4,750)        (4,750)
                                                                           --------------------------------------------
       Operating earnings                                                        43,285         34,149         22,227
Realized investment gains (losses)                                               (1,874)         3,192            907
Non-recurring charges                                                            (4,675)       (14,823)        (5,004)
Income from defined benefit pension plan asset management operations                  -          1,448            350
Income taxes not related to operating results                                       656         (1,117)           148
                                                                           --------------------------------------------
       Net income applicable to common shareholders                          $   37,392     $   22,849     $   18,628
                                                                           --------------------------------------------
                                                                           --------------------------------------------

ASSETS (AT END OF THE YEAR)
Retail spread products and options                                           $2,994,339     $3,153,040     $2,789,626
Institutional spread products                                                 4,855,288      2,542,350        891,936
Retail variable fund options                                                  1,682,837      1,192,875        883,483
Corporate and other                                                             253,800        250,159        136,619
                                                                           --------------------------------------------
       Consolidated total assets                                             $9,786,264     $7,138,424     $4,701,664
                                                                           --------------------------------------------
                                                                           --------------------------------------------

                    ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors on Financial Statement Schedules....................................S-2
Schedule I       Summary of Investments (Other than Investments in Related Parties)................S-3
Schedule II      Condensed Financial Information of Registrant.....................................S-4
Schedule III     Supplementary Insurance Information...............................................S-8
Schedule IV      Reinsurance.......................................................................S-9
Schedule V       Valuation and Qualifying Accounts................................................S-10

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

                          REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
ARM Financial Group, Inc.

     We have audited the consolidated financial statements of ARM Financial Group, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999, included elsewhere in this Annual Report (Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 14 of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP

Louisville, Kentucky
February 9, 1999

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE I -- SUMMARY OF INVESTMENTS
                   (OTHER THAN INVESTMENTS IN RELATED PARTIES)

                               DECEMBER 31, 1998

                                                                                                          Amount at
                                                                                                         Which Shown
                                                                                                            in the
                                                                                                           Balance
                            Type of Investment                                  Cost          Value         Sheet
----------------------------------------------------------------------------------------------------------------------
                                                                                         (IN THOUSANDS)
Fixed maturities:
   Bonds:
     Industrial and miscellaneous                                              $5,539,607     $5,333,747    $5,333,747
     U.S. government and government agencies and authorities                      367,260        365,415       365,415
     Public utilities                                                              68,243         60,288        60,288
     Foreign governments                                                           56,629         48,715        48,715
     States, municipalities and political subdivisions                              4,536          4,165         4,165
                                                                            -------------------------------------------
       Total fixed maturities                                                   6,036,275      5,812,330     5,812,330

Cash and cash equivalents                                                         525,316        525,316       525,316
Policy loans                                                                      129,163        129,163       129,163
Equity securities                                                                  33,559         31,745        31,745
Mortgage loans on real estate                                                      14,554         14,554        14,554
                                                                            -------------------------------------------

       Total cash and investments                                              $6,738,867     $6,513,108    $6,513,108
                                                                            -------------------------------------------
                                                                            -------------------------------------------

                   ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

           SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                                                December 31,
                                                                                     -------------------------------
(IN THOUSANDS)                                                                              1998             1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
   Fixed maturities, available-for-sale, at fair value                                   $ 28,364          $ 27,115
   Equity securities, at fair value                                                             -             5,215
   Cash and cash equivalents                                                               11,228             7,058
   Investments in subsidiaries*                                                           198,952           296,431
   Receivable from subsidiaries*                                                            1,586             4,103
   Goodwill                                                                                 2,380             2,525
   Deferred federal income taxes                                                            2,248               577
   Other assets                                                                            14,957            15,922
                                                                                     -------------------------------

       Total assets                                                                      $259,715         $ 358,946
                                                                                     -------------------------------
                                                                                     -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Long-term debt                                                                      $ 38,000          $ 38,000
     Accounts payable and other liabilities                                                11,282            13,401
                                                                                     -------------------------------
       Total liabilities                                                                   49,282            51,401
   Shareholders' equity:
      Preferred stock                                                                      75,000            50,000
      Common stock                                                                            237               232
      Additional paid-in capital                                                          218,268           211,430

      Retained earnings (including undistributed net income of subsidiaries)               55,253            25,583
      Accumulated other comprehensive income from net unrealized gains
         (losses) on available-for-sale securities                                       (138,325)           20,300
                                                                                     -------------------------------
          Total shareholders' equity                                                      210,433           307,545
                                                                                     -------------------------------

          Total liabilities and shareholders' equity                                     $259,715         $ 358,946
                                                                                     -------------------------------
                                                                                     -------------------------------

*    Eliminated in consolidation.

SEE ACCOMPANYING NOTE.

                  ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                            ----------------------------------------
(IN THOUSANDS)                                                                  1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Dividends from subsidiary*                                                  $ 6,000       $ 14,934      $ 16,000
   Management and service fee income*                                           38,056         37,574        28,901
   Investment and other income                                                   4,704          3,848         1,332
   Realized investment gains (losses)                                             (521)         1,257         3,712
                                                                            ----------------------------------------
     Total revenues                                                             48,239         57,613        49,945
Expenses:
   Operating expenses                                                           38,652         38,586        31,813
   Interest expense                                                              2,587          2,517         3,161
   Amortization:
     Acquisition-related deferred charges                                          405            503         1,503
     Goodwill                                                                      145            145           145
   Non-recurring charges:
     Stock-based compensation                                                    2,036          8,145             -
     Other                                                                       2,639          6,678         5,004
                                                                            ----------------------------------------
     Total expenses                                                             46,464         56,574        41,626
                                                                            ----------------------------------------
Income before income tax benefit and equity in undistributed net income of
   subsidiaries                                                                  1,775          1,039         8,319
Income tax benefit                                                                  50            255           242
                                                                            ----------------------------------------
Income before equity in undistributed net income of subsidiaries                 1,825          1,294         8,561
Equity in undistributed net income of subsidiaries*                             41,989         26,305        14,817
                                                                            ----------------------------------------

Net income                                                                     $43,814       $ 27,599      $ 23,378
                                                                            ----------------------------------------
                                                                            ----------------------------------------

*    Eliminated in consolidation.

SEE ACCOMPANYING NOTE.

                    ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                            ----------------------------------------
(IN THOUSANDS)                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Net cash flows  provided by (used in) operating activities                      $  (890)     $ 4,742       $ 2,962

Cash flows provided by (used in) investing activities:
    Net (purchases) sales of investments                                         (5,627)     (32,229)        2,437
    Contribution of capital to subsidiaries                                      (6,850)     (40,000)             -
                                                                            ----------------------------------------
      Net cash flows  provided by (used in) investing activities                (12,477)     (72,229)        2,437

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock                                        3,610       80,308           184
    Proceeds from issuance of preferred stock                                    75,000            -              -
    Organization, debt and stock issuance costs                                  (1,363)      (1,400)             -
    Redemption of preferred stock                                               (50,000)            -             -
    Principal payment on long-term debt                                                -      (2,000)             -
    Dividends on common stock                                                    (3,288)        (930)             -
    Dividends on preferred stock                                                 (6,422)      (4,750)       (4,750)
                                                                            ----------------------------------------
      Net cash flows provided by (used in) financing activities                  17,537       71,228        (4,566)

Change in cash and cash equivalents                                               4,170        3,741           833

Cash and cash equivalents at beginning of year                                    7,058        3,317         2,484
                                                                            ----------------------------------------

Cash and cash equivalents at end of year                                       $ 11,228       $7,058        $3,317
                                                                            ----------------------------------------
                                                                            ----------------------------------------

SEE ACCOMPANYING NOTE.

              ARM FINANCIAL GROUP, INC. (PARENT COMPANY)

               NOTE TO CONDENSED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of ARM Financial Group, Inc. and subsidiaries for the year ended December 31, 1998 included herein.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                                                               Customer
                                                                             Deposits and
                                                             Deferred          Customer                           Interest
                                                              Policy         Deposits in                        Credited on
                                                            Acquisition        Separate        Investment         Customer
                       Segment                                 Costs           Accounts          Income*          Deposits
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (IN THOUSANDS)
December 31, 1998:
   Retail spread products and options                          $ 49,664       $2,813,182         $ 218,514        $ 161,350
   Institutional spread products                                      -        5,019,018           251,252          219,388
   Retail variable fund options                                  75,925        1,606,912                 -                -
   Corporate and other                                                -           42,739            10,657                -
                                                        ---------------------------------------------------------------------

   Consolidated                                                $125,589       $9,481,851         $ 480,423        $ 380,738
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------
December 31, 1997:
   Retail spread products and options                          $ 35,852       $2,862,828         $ 220,810        $ 159,761
   Institutional spread products                                      -        2,624,551            99,861           87,657
   Retail variable fund options                                  51,318        1,129,064                 -                -
   Corporate and other                                                -           41,531             9,308                -
                                                        ---------------------------------------------------------------------

   Consolidated                                                $ 87,170       $6,657,974         $ 329,979        $ 247,418
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------

December 31, 1996:
   Retail spread products and options                          $ 19,919       $2,646,180         $ 206,179        $ 148,594
   Institutional spared products                                      -          891,936            37,210           32,877
   Retail variable fund options                                  39,082          844,330                 -                -
   Corporate and other                                                -           41,887             6,642              690
                                                        ---------------------------------------------------------------------

   Consolidated                                                $ 59,001       $4,424,333         $ 250,031        $ 182,161
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------


                                                                         Other Income
                       Segment                          Fee Income       and Expenses*
---------------------------------------------------------------------------------------
December 31, 1998:
   Retail spread products and options                         $    -        $ (19,103)
   Institutional spread products                                   -           (7,934)
   Retail variable fund options                               20,085          (12,686)
   Corporate and other                                         1,496          (20,789)
                                                        -------------------------------

   Consolidated                                             $ 21,581        $ (60,512)
                                                        -------------------------------
                                                        -------------------------------
December 31, 1997:
   Retail spread products and options                         $    -        $ (23,431)
   Institutional spread products                                   -           (2,983)
   Retail variable fund options                               14,630           (9,562)
   Corporate and other                                         9,981          (32,650)
                                                        -------------------------------

   Consolidated                                             $ 24,611        $ (68,626)
                                                        -------------------------------
                                                        -------------------------------

December 31, 1996:
   Retail spread products and options                         $  117        $ (23,262)
   Institutional spared products                                   -           (1,092)
   Retail variable fund options                               10,786           (5,959)
   Corporate and other                                         6,930          (27,752)
                                                        -------------------------------

   Consolidated                                             $ 17,833        $ (58,065)
                                                        -------------------------------
                                                        -------------------------------

* Allocation of "investment income" and "other income and expenses" is based on a number of assumptions and estimates, the results of which would change if different methods were applied.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

                                                                                                     Percentage of
                                                           Ceded to     Assumed from                     Amount
                                                            Other          Other                       Assumed to
                                          Gross Amount    Companies      Companies      Net Amount     Net Amount
--------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Year Ended December 31, 1998
   Life insurance in force                 $1,058,943     $1,869,236     $1,635,426       $ 825,133        198.2%

Year Ended December 31, 1997
   Life insurance in force                 $1,137,219     $2,015,951     $1,740,519       $ 861,787        202.0%

Year Ended December 31, 1996
   Life insurance in force                 $1,214,895     $2,056,073     $1,852,732      $1,011,554        183.2%

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                         --------------------------
                                                                           Charged to
                                              Beginning     Charged to       Other
               Description                     of Year       Expense        Accounts           Deductions     End of Year
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
Valuation allowance on deferred tax assets:
    1998                                        $36,568        $  854       $   --             $ (9,389) (1)      $28,033
    1997                                        $38,798        $6,692       $   --             $ (8,922) (1)      $36,568
    1996                                        $37,336        $2,517       $9,949 (2)         $(11,004) (1)      $38,798


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