Form 10-Q
period 1999-03-31
ARM FINANCIAL GROUP INC
filed 1999-05-17
CIK 910562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Date                       Class                       Shares Outstanding
-------------------------------------------------------------------------------
 May 3, 1999                     A                             23,825,768

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  Carrying Amount                     Fair Value
                                                           -------------------------------   -----------------------------
                                                             March 31,     December 31,        March 31,    December 31,
    (IN THOUSANDS)                                              1999           1998              1999           1998
    ----------------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)                       (Unaudited)
    ASSETS
    Cash and investments:
      Fixed maturities, available-for-sale, at fair value
        (amortized cost: March 31, 1999-$6,467,699;
        December 31, 1998-$6,036,275)                       $  6,175,587      $ 5,812,330     $ 6,175,587    $ 5,812,330
      Equity securities, at fair value (cost: March 31,
        1999-$33,559; December 31, 1998-$33,559)                  33,020           31,745          33,020         31,745
      Mortgage loans on real estate                               13,649           14,554          13,649         14,554
      Policy loans                                               130,848          129,163         130,848        129,163
      Cash and cash equivalents                                  279,941          525,316         279,941        525,316
                                                           --------------------------------   -----------------------------
    Total cash and investments                                 6,633,045        6,513,108       6,633,045      6,513,108

    Assets held in separate accounts:
      Guaranteed                                               1,248,353        1,255,198       1,248,353      1,255,198
      Nonguaranteed                                            1,735,767        1,641,005       1,735,767      1,641,005
    Accrued investment income                                     65,704           59,099          65,704         59,099
    Deferred policy acquisition costs                            137,381          125,589              --             --
    Value of insurance in force                                   58,307           49,651              --             --
    Deferred federal income taxes                                141,233          115,199         105,968         99,459
    Receivable for investment securities sold                         --            3,885              --          3,885
    Goodwill                                                       5,065            5,348           5,065          5,348
    Other assets                                                  17,525           18,182          17,525         18,182
                                                           ---------------------------------------------------------------

    Total assets                                            $ 10,042,380      $ 9,786,264     $ 9,811,427    $ 9,595,284
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                   Carrying Amount                     Fair Value
                                                            -------------------------------  -------------------------------
                                                              March 31,     December 31,        March 31,     December 31,
(IN THOUSANDS)                                                   1999           1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Customer deposits                                         $  6,751,175     $ 6,600,498       $ 6,544,904     $ 6,463,082
  Customer deposits in separate accounts:
      Guaranteed                                               1,242,845       1,240,348         1,196,324       1,193,429
      Nonguaranteed                                            1,735,767       1,641,005         1,655,631       1,565,080
  Long-term debt                                                  38,000          38,000            38,000          38,000
  Accounts payable and accrued expenses                           20,095          20,117            20,095          20,117
  Payable for investment securities purchased                     43,866              --            43,866              --
  Payable to reinsurer                                             6,468           6,935             6,468           6,935
  Other liabilities                                               25,563          28,928            25,563          28,928
                                                            -------------------------------  --------------------------------
Total liabilities                                              9,863,779       9,575,831         9,530,851       9,315,571

Contingencies

Shareholders' equity:
  Preferred stock: Series A fixed/adjustable
      rate cumulative (5.575%)                                    75,000          75,000
  Common stock: Class A; 23,825,768 and 23,704,411
      shares issued and outstanding, respectively                    238             237
  Additional paid-in capital                                     219,743         218,268
  Retained earnings                                               66,660          55,253
  Accumulated other comprehensive income from net
    unrealized losses on available-for-sale securities          (183,040)       (138,325)
                                                            -------------------------------  --------------------------------
Total shareholders' equity                                       178,601         210,433           280,576         279,713
                                                            -------------------------------  --------------------------------

Total liabilities and shareholders' equity                  $ 10,042,380     $ 9,786,264       $ 9,811,427     $ 9,595,284
                                                            -------------------------------  --------------------------------
                                                            -------------------------------  --------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                          ---------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          1999               1998
-----------------------------------------------------------------------------------------------------------------
Investment income                                                                 $ 136,468         $ 104,406
Interest credited on customer deposits                                             (107,089)          (81,680)
                                                                          ---------------------------------------
      Net investment spread                                                          29,379            22,726

Fee income:
    Variable annuity fees                                                             6,121             4,426
    Other fee income                                                                    531               232
                                                                          ---------------------------------------
      Total fee income                                                                6,652             4,658

Other income and expenses:
    Surrender charges                                                                 1,360             1,334
    Operating expenses                                                              (10,544)           (7,550)
    Commissions, net of deferrals                                                      (418)             (598)
    Interest expense on debt                                                           (712)             (617)
    Amortization:
      Deferred policy acquisition costs                                              (4,364)           (2,724)
      Value of insurance in force                                                    (1,413)           (1,531)
      Acquisition-related deferred charges and goodwill                                (152)             (220)
    Non-recurring charges                                                                --            (3,570)
    Other, net                                                                       (1,489)             (593)
                                                                          ---------------------------------------
      Total other income and expenses                                               (17,732)          (16,069)

Realized investment gains (losses)                                                     (351)            5,165
                                                                          ---------------------------------------

Income before income taxes                                                           17,948            16,480
Income tax expense                                                                   (4,543)           (5,499)
                                                                          ---------------------------------------

Net income                                                                           13,405            10,981

Dividends on preferred stock                                                         (1,045)           (1,188)
                                                                          ---------------------------------------
Net income applicable to common shareholders                                      $  12,360         $   9,793
                                                                          ---------------------------------------
                                                                          ---------------------------------------

Net income per common share (basic)                                               $    0.52         $    0.42
                                                                          ---------------------------------------
                                                                          ---------------------------------------

Net income per common and common equivalent share (diluted)                       $    0.51         $    0.40
                                                                          ---------------------------------------
                                                                          ---------------------------------------

Cash dividends paid per common share                                              $    0.04         $    0.02
                                                                          ---------------------------------------
                                                                          ---------------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                         ------------------------------------------
(IN THOUSANDS)                                                                     1999                1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                       $  92,701           $  60,234

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Fixed maturity investments:
  Purchases                                                                        (928,870)         (2,105,306)
  Maturities and redemptions                                                        192,705             202,755
  Sales                                                                             338,246           1,617,874
Other investments:
  Maturities, redemptions and sales                                                   1,041                 412
Policy loans, net                                                                    (1,685)               (186)
Transfers (to) from insurance subsidiaries' separate accounts:
  Purchase of assets held in separate accounts                                      (87,631)           (112,026)
  Proceeds from sale of assets held in separate accounts                             66,714              37,657
                                                                         ------------------------------------------
Cash flows used in investing activities                                            (419,480)           (358,820)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Amounts received from customers                                                     492,785             565,728
Amounts paid to customers                                                          (410,433)           (149,143)
Net proceeds from issuance of common stock                                            1,517                  --
Change in payable to reinsurer                                                         (467)               (470)
Dividends on preferred stock                                                         (1,045)             (1,188)
Dividends on common stock                                                              (953)               (468)
                                                                         ------------------------------------------
Cash flows provided by financing activities                                          81,404             414,459
                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (245,375)            115,873

Cash and cash equivalents at beginning of period                                    525,316             228,206
                                                                         ------------------------------------------

Cash and cash equivalents at end of period                                        $ 279,941           $ 344,079
                                                                         ------------------------------------------
                                                                         ------------------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1998.

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

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company. The methods and assumptions used in estimating fair value were consistently applied.

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

3.   INCOME TAXES

     Income tax expense differs from that computed using the expected federal income tax rate of 35%. The differences are primarily attributable to changes in valuation allowances related to deferred federal income tax assets.

4.   EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires companies to present basic and, if applicable, diluted earnings per share ("EPS"), instead of primary and fully diluted EPS. Basic EPS excludes dilution and is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

                                                                Three Months Ended March 31,
                                             --------------------------------------------------------------------
                                                           1999                               1998
                                             ---------------------------------  ---------------------------------
                                               Weighted                         Weighted
                                                Average          Per Share       Average             Per Share
(SHARES IN THOUSANDS)                           Shares             Amount         Shares              Amount
------------------------------------------------------------------------------  ---------------------------------
Basic EPS                                        23,813            $ 0.52           23,322            $ 0.42

Effect of dilutive stock options                    530             (0.01)           1,030             (0.02)
                                             ---------------------------------  ---------------------------------

Diluted EPS                                      24,343            $ 0.51           24,352            $ 0.40
                                             ---------------------------------  ---------------------------------
                                             ---------------------------------  ---------------------------------


5.   SEGMENT INFORMATION

     The Company currently has four reportable segments: retail spread products and options (fixed and indexed annuities and face-amount certificates); institutional spread products (funding agreements, guaranteed investment contracts ("GICs") and certificates); retail variable fund options (fee-based variable annuity mutual fund options); and corporate and other. The Company's corporate and other segment includes earnings on surplus assets of the Company's subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and various corporate expenditures that are not allocated to retail and institutional products. Income tax expense and preferred stock dividends are not allocated to any segment.

     The Company's reportable segments are based on the earnings characteristics of the product or service and the markets through which the product or service is sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segments' products and services differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income applicable to common shareholders excluding, net of tax, realized investment gains and losses and non-recurring charges.

     Revenues and earnings by segment for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                    Three Months Ended March 31,
                                                                                 -----------------------------------
(IN THOUSANDS)                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
REVENUES

Retail spread products and options                                                    $  54,346         $  55,508
Institutional spread products                                                            79,971            46,966
Retail variable fund options                                                              6,121             4,426
Corporate and other                                                                       2,682             2,164
                                                                                 -----------------------------------
      Consolidated total revenues (investment income and fee income)                  $ 143,120         $ 109,064
                                                                                 -----------------------------------
                                                                                 -----------------------------------

EARNINGS

Retail spread products and options                                                    $   8,332         $  10,517
Institutional spread products                                                            10,512             4,182
Retail variable fund options                                                              2,025             1,601
Corporate and other                                                                      (2,570)           (1,415)
                                                                                 -----------------------------------
      Pretax operating earnings (before preferred stock dividends)                       18,299            14,885
Income taxes on operations                                                               (4,666)           (3,691)
Preferred stock dividends                                                                (1,045)           (1,188)
                                                                                 -----------------------------------
      Operating earnings                                                                 12,588            10,006
Realized investment gains (losses), net of tax                                             (228)            3,357
Non-recurring charges                                                                        -             (3,570)
                                                                                 -----------------------------------

      Net income applicable to common shareholders                                    $  12,360         $   9,793
                                                                                 -----------------------------------
                                                                                 -----------------------------------


6.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                                                                    Three Months Ended March 31,
                                                                                 -----------------------------------
(IN THOUSANDS)                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
Net income                                                                            $  13,405          $ 10,981
Net unrealized losses on available-for-sale securities                                  (44,715)          (19,474)
                                                                                 -----------------------------------
Comprehensive income (loss)                                                           $ (31,310)         $ (8,493)
                                                                                 -----------------------------------
                                                                                 -----------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

     The Company specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's products and services are sold in two principal markets, retail and institutional, through a broad spectrum of distribution channels. The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company groups its operations into three operating segments (retail spread products and options, institutional spread products and retail variable fund options) and a corporate segment, based on the market through which the products or services are sold and the earnings characteristics of the products or services.

     The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products and options segment (primarily fixed and indexed annuities) and institutional spread products segment (funding agreements, GICs and certificates). The Company receives a fee in exchange for managing customers' deposits, and the customers accept the investment risk with its retail variable fund options segment (variable annuity mutual fund options). Fee-based business is less capital intensive than the spread businesses and provides the Company with diversified sources of income. The Company believes that market forces and population demographics are producing and will continue to generate strong consumer demand for long-term savings and retirement products, including retail fixed, indexed and variable annuity products. In addition, the Company expects to benefit from the growing institutional marketplace by developing new products and applications for existing and new markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

     Net income during the first quarter of 1999 was $13.4 million compared to $11.0 million for the first quarter of 1998. Operating earnings (net income applicable to common shareholders excluding, net of tax, realized investment gains and losses and non-recurring charges) were $12.6 million and $10.0 million for the first quarter of 1999 and 1998, respectively. The increase in operating earnings is primarily attributable to an increase in net investment spread and variable annuity fees due to the growth of assets under management which increased from $7.5 billion at March 31, 1998 to $10.1 billion at March 31, 1999.

     Annualized pretax operating earnings for the retail spread products and options segment were 1.18% and 1.49% of average assets under management of $2.81 billion and $2.82 billion during the first quarter of 1999 and 1998, respectively. Annualized pretax operating earnings for the institutional spread products segment were 0.83% and 0.60% of average assets under management of $5.06 billion and $2.80 billion during the first quarter of 1999 and 1998, respectively. Annualized pretax operating earnings for the retail variable fund options segment

(fee business) were 0.49% and 0.53% of average assets under management of $1.65 billion and $1.20 billion during the first quarter of 1999 and 1998, respectively.

     Net investment spread for the three months ended March 31, 1999 and 1998 was as follows:

                                                                                 Three Months Ended March 31,
                                                                           -----------------------------------------
 (IN THOUSANDS)                                                                    1999                 1998
 -------------------------------------------------------------------------------------------------------------------
 Investment income                                                                 $136,468            $104,406
 Interest credited on customer deposits                                            (107,089)            (81,680)
                                                                           -----------------------------------------
       Net investment spread                                                       $ 29,379            $ 22,726
                                                                           -----------------------------------------
                                                                           -----------------------------------------


     The increase in net investment spread is attributable to the increase in average spread-based customer deposits, which were $7.9 billion in the first quarter of 1999 compared to $5.6 billion in the first quarter of 1998.

     Annualized investment spread rates for the Company's two spread-based operating segments for the three months ended March 31, 1999 and 1998 were as follows:

                                                                                 Three Months Ended March 31,
                                                                           -----------------------------------------
                                                                                   1999                 1998
 -------------------------------------------------------------------------------------------------------------------
 Retail spread products and options segment:
   Investment yield                                                                 7.83%               7.99%
   Average credited rate                                                           (5.81%)             (5.81%)
                                                                           -----------------------------------------
       Investment spread rate                                                       2.02%               2.18%
                                                                           -----------------------------------------
                                                                           -----------------------------------------

 Institutional spread products segment:
   Investment yield                                                                 6.42%               6.79%
   Average credited rate                                                           (5.36%)             (5.98%)
                                                                           -----------------------------------------
                                                                           -----------------------------------------
       Investment spread rate                                                       1.06%               0.82%
                                                                           -----------------------------------------
                                                                           -----------------------------------------

     Investment income on cash and investments in excess of customer deposits (i.e., consolidated surplus assets) was $2.2 million and $1.9 million for the first quarter of 1999 and 1998, respectively.

     The decrease in investment yields in 1999 for both spread-based operating segments is primarily attributable to lower overall market interest rates and a flatter U.S. Treasury yield curve during the last year. Investment yields for the institutional spread products segment are generally lower than the retail spread products and options segment because the proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. Investments in securities of a relatively shorter duration for the institutional spread products segment are necessary to match, within a targeted range, the average duration of institutional spread product deposits.

     The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. For institutional spread products, crediting rates are reset monthly or quarterly based on London Interbank Offered Rates ("LIBOR"), plus a premium, and semi-annually or annually for certain fixed annuities. The Federal Reserve's easing of interest rates late in 1998, followed by a decline in LIBOR, contributed to the decrease in the average credited rate for institutional spread products.

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $6.1 million in the first quarter of 1999 from $4.4 million in the first quarter of 1998. This increase is primarily attributable to asset growth from the receipt of variable annuity deposits and from a stock market driven increase in the value of existing variable annuity deposits invested in mutual funds.

     Assets under management by business segment as of March 31, 1999 and 1998 were as follows:

                                                                                 March 31,
                                                         ----------------------------------------------------------
                                                                    1999                          1998
                                                         ----------------------------  ----------------------------
                                                                         Percent of                  Percent of
 (DOLLARS IN MILLIONS)                                       Amount         Total        Amount         Total
-------------------------------------------------------------------------------------  ----------------------------
 Retail spread products and options (primarily fixed
   annuity deposits)                                       $  2,888.2        29%        $ 2,815.4         37%
 Institutional spread products (funding agreement, GIC
   and certificate deposits)                                  5,090.6        50           2,989.6         40
 Retail variable fund options (variable annuity
   deposits invested in mutual funds)                         1,701.2        17           1,302.1         17
 Corporate and other:
  Off-balance sheet deposits under marketing
   partnership arrangements                                     224.9         2             233.7          3
  Cash and investments in excess of customer deposits           219.4         2             190.6          3
                                                         ----------------------------  ---------------------------

 Total assets under management                             $ 10,124.3       100%        $ 7,531.4        100%
                                                         ----------------------------  ---------------------------
                                                         ----------------------------  ---------------------------


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

     Sales represent premiums and deposits received for products offered through the Company's insurance and certificate subsidiaries. Sales by market and type of product for the three months ended March 31, 1999 and 1998 were as follows:

                                                                                     Three Months Ended March 31,
                                                                                   ----------------------------------
 (In millions)                                                                          1999              1998
 --------------------------------------------------------------------------------------------------------------------
 Retail:
   Spread products                                                                     $ 121.7            $ 33.3
   Variable products:
     Spread options                                                                       34.0              16.5
     Fund options                                                                         51.9              71.7
                                                                                   ----------------------------------
   Total variable products                                                                85.9              88.2
                                                                                   ----------------------------------
 Total retail                                                                            207.6             121.5

 Institutional:
   Spread products                                                                       290.5             447.2
                                                                                   ----------------------------------

 Total sales                                                                           $ 498.1           $ 568.7
                                                                                   ----------------------------------
                                                                                   ----------------------------------


     Total retail sales gained momentum during the first quarter of 1999 with an increase of approximately 71% over the corresponding prior period. This growth is attributable to an increase in marketing efforts to broaden and strengthen the Company's retail franchise. This included successful efforts to expand and diversify the Company's retail market presence by increasing the number of producers. Additionally, a modest increase in intermediate-term market interest rates in 1999, combined with higher credit spreads to U.S. Treasury securities, enhanced the attractiveness of the Company's retail spread products relative to competing products, such as money market funds and bank certificates. Also, the decrease in institutional sales is due to uneven patterns of institutional deposits throughout the year, lower institutional sales targets and the lowering of a financial strength rating of one of the Company's primary institutional partners (discussed below).

     Effective April 16, 1999, the Company completed the acquisition of the assets and operations of Financial Marketing Group, Inc., FMG Distributors, Inc. and FMG Advisors, Inc. (collectively, "FMG"), one of the nation's largest independent marketers of variable and fixed annuities and a key distributor of the Company's products. The acquisition significantly expands the Company's in-house retail distribution capabilities and secures this distribution company. The acquisition of FMG enhances the Company's ability to penetrate the broker-dealer market by providing the Company with direct access to over 350 broker-dealer firms. The acquisition also significantly enhances in-house efforts to provide quality service to the broker-dealers selling the Company's fixed and variable annuity products. The combination of FMG's sales desk operations with the Company's operations expand distribution capabilities, enhance the Company's ability to promote products and support the Company's efforts to serve producers.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $96.5 million for the first quarter of 1999, compared to $79.7 million for the first quarter of 1998. Surrender charge income increased to $1.4 million in the first quarter of 1999, from $1.3 million in the first quarter of 1998. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are relatively low. The surrender and withdrawal activity during the first quarter of 1998 and 1999 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs.

     The Company experienced institutional surrenders of $218.5 million (excluding scheduled interest payments) primarily due to the March 5, 1999, lowering of a financial strength rating of one of its primary institutional partners, General American Life Insurance Company. Although surrenders as a result of the lower rating were higher than historical periods, surrenders were limited to only 4% of the Company's institutional business with this partner, due to the Company's strong underwriting process and the strength of its relationships with its institutional customers. While the Company cannot be certain, it does not believe that any further significant redemptions will occur as a result of the lowering of the rating. The Company experienced minimal withdrawals by institutional customers during the first quarter of 1998.

     Actions of rating agencies with respect to the Company's insurance subsidiaries, its significant business partners or its competitors may impact sales and surrender levels of the Company's products. As a result, if any of the Company's insurance subsidiaries' or significant business partners' ratings are lowered, or if the ratings of the Company's competitors improve and those of the Company's insurance subsidiaries or significant business partners do not, the ability of the Company to distribute its products and the persistency of its existing business could be adversely affected.

     Operating expenses were $10.5 million in the first quarter of 1999, compared to $7.6 million in the first quarter of 1998. Operating expenses for the first quarter of 1999 included increased spending to strengthen the in-house investment department and on technology infrastructure to enhance retail franchise Internet applications. In addition, the first quarter of 1999 included a one-time transition cost of slightly less than $1 million for the Company's change of investment managers to BlackRock Financial Management, Inc. ("BlackRock").

     Amortization of deferred policy acquisition costs related to operations was $4.4 million and $2.7 million in the first quarter of 1999 and 1998, respectively. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Amortization of value of insurance in force related to operations was $1.4 million and $1.5 million for the first quarter of 1999 and 1998, respectively. The decrease in amortization related to operations is attributable to the decrease in the value of insurance in force asset, excluding the effects of SFAS No. 115.

     The Company recorded non-recurring charges of $3.6 million in the first quarter of 1998 as part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer.

     Other expenses, net, increased to $1.5 million in 1999, from $0.6 million in 1998. The increase is primarily attributable to higher mortality related costs in 1999.

Realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $0.4 million during the first quarter of 1999 compared to realized investment gains of $5.2 million during the first quarter of 1998. Such period to period changes in realized investment gains or losses are a result of the Company's ongoing management of its fixed maturity securities classified as available-for-sale, since securities may be sold during both rising and falling interest rate environments. Such ongoing management of its securities is a significant component of the Company's asset/liability management strategy. In its attempt to achieve desired objectives, the Company continually evaluates the prospective total returns of various asset sectors (security types and industry classes), and repositions its portfolio by purchasing securities in sectors perceived to be undervalued and selling securities in sectors perceived to be overvalued or fairly valued. The Company attempts to accomplish this repositioning with the objective of increasing the prospective future cash flows from its asset portfolio relative to its anticipated liability cash outflows, while at the same time maintaining specified targets for portfolio duration, convexity, liquidity, and overall credit quality. These targets are set and periodically re-examined with the objective of ensuring that prospective cash flows from the Company's asset portfolio will exceed anticipated liability cash outflows under a wide range of economic and market conditions, including changes in interest rates and market liquidity. The success of the Company in meeting this objective is not reflected by changes from period to period in its realized and unrealized investment gains and losses, which principally result from changes in market interest rates since the time that securities were initially purchased, and do not reflect corresponding changes in the economic value of the Company's liabilities.

     Income tax expense was $4.5 million and $5.5 million in the first quarter of 1999 and 1998, respectively, reflecting effective tax rates of 25.3% and 33.4% as a percentage of pretax income. If the 1998 nonrecurring charge was added back to pretax income, the effective tax rate for 1998 would have been 27.4%. A tax benefit was not recognized for the charge because a full valuation allowance was provided on the Company's non-life net operating loss carryforwards. The effective tax rates of 25.3% for 1999 and 27.4% for 1998 (as adjusted) are below the federal income tax rate of 35%, primarily as a result of the recognition of benefits associated with certain deferred tax assets established in connection with the Company's acquisition of the Integrity Companies in 1993 for which a full valuation allowance was originally provided.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at March 31, 1999 totaled $6.5 billion, compared with $6.0 billion at December 31, 1998, representing approximately 93% and 90% of total cash and investments, respectively.

     The Company's cash and investments as of March 31, 1999 are detailed as follows:

                                                                                  Amortized Cost
                                                                             --------------------------
                                                                                            Percent      Estimated
 (DOLLARS IN MILLIONS)                                                          Amount      of Total    Fair Value
 --------------------------------------------------------------------------------------------------------------------
 Fixed maturities:
   Corporate securities                                                          $3,043.7     43.9%        $2,878.0
   Mortgage-backed securities:
     Collateralized mortgage obligations:
       Non-agency                                                                 1,986.1     28.7          1,927.1
       Agency                                                                       382.1      5.5            367.1
     Agency pass-throughs                                                            18.2      0.3             18.2
   Asset-backed securities                                                          573.5      8.3            540.8
   U.S. Treasury securities and obligations of U.S. government agencies             402.9      5.8            389.6
   Other government securities (primarily foreign)                                   61.2      0.9             54.8
                                                                             ----------------------------------------
 Total fixed maturities                                                           6,467.7     93.4          6,175.6

 Equity securities (i.e., non-redeemable preferred stock)                            33.6      0.5             33.0
 Mortgage loans on real estate                                                       13.7      0.2             13.7
 Policy loans                                                                       130.8      1.9            130.8
 Cash and cash equivalents                                                          279.9      4.0            279.9
                                                                             ----------------------------------------

 Total cash and investments                                                      $6,925.7     100.0%       $6,633.0
                                                                             ----------------------------------------
                                                                             ----------------------------------------


     Collateralized mortgage obligations ("CMOs") are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the agency pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. At March 31, 1999, of the Company's non-agency CMO investments (on an amortized cost basis), 78% used mortgage loans or mortgage loan pools (primarily residential in nature), letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 22% of the non-agency CMOs used commercial mortgage loans as collateral.

     The Company manages prepayment exposure on CMO holdings by diversifying not only within the more stable CMO tranches, but also across alternative collateral classes such as commercial mortgages and Federal Housing Administration project loans, which are generally less volatile than agency-backed, residential mortgages. Additionally, prepayment sensitivity is evaluated and monitored, giving full consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. Mortgage-backed securities ("MBSs") are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $14.8 million and $12.7 million, respectively, at March 31, 1999.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At March 31, 1999, home equity loan collateral represented 35% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     Total cash and investments (on an amortized cost basis) were 95% investment grade or equivalent at both March 31, 1999 and December 31, 1998. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard and Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. Additionally, the Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including a limited exposure to the Asian and Latin American markets. At March 31, 1999, such foreign securities represented 9% of the Company's cash and investments (on an amortized cost basis), with Asian and Latin American securities representing 2.7% of total cash and investments. The Company's investments in foreign securities were 81% investment grade at March 31, 1999. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. The Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 0.2% of cash and investments as of March 31, 1999.

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

     At March 31, 1999, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:

                                                                                    Amortized Cost
                                                                               -------------------------
               NAIC                           S&P                                             Percent     Estimated
            Designation            Comparable Rating                             Amount      of Total    Fair Value
---------------------------------------------------------------------------------------------------------------------
                                                        (DOLLARS IN MILLIONS)

                 1                 AAA, AA, A                                     $3,669.9      56.8%       $3,544.2
                 2                 BBB                                             2,485.3      38.4         2,369.6
                 3                 BB                                                189.7       2.9           164.6
                 4                 B                                                 118.2       1.8            95.3
                 5                 CCC, CC, C                                          4.6       0.1             1.9
                 6                 CI, D                                                 -         -               -
                                                                               --------------------------------------
                                                 Total fixed maturities           $6,467.7      100.0%      $6,175.6
                                                                               --------------------------------------
                                                                               --------------------------------------


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

     Net unrealized losses on available-for-sale securities totaled $183.0 million (net of $31.9 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $98.1 million of deferred income tax benefit) at March 31, 1999, compared to net unrealized losses of $138.3 million (net of $20.6 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $74.5 million of deferred income tax benefit) at December 31, 1998. The unrealized losses on available-for-sale securities at December 31, 1998 were attributable to volatility in the bond market during 1998. Economic contractions in Asia, Latin America and Russia created a "flight to quality," mainly U.S. Treasury securities, which decreased values in the rest of the bond market as a result of the widening of yield spreads on bonds (i.e., the yield on an investment above the yield of a U.S. Treasury security with a similar duration). In addition, during the fourth quarter of 1998, the liquidity in the bond market diminished which further depressed bond prices. During the first quarter of 1999, the overall level of interest rates increased further causing the additional unrealized losses as of March 31, 1999. Even in this environment the Company continues to meet overall investment objectives because of its integrated asset/liability management approach.

     The change in net unrealized gains and losses on available-for-sale securities for the three months ended March 31, 1999 decreased reported shareholders' equity by $44.7 million as compared to a decrease of $158.6 million for the year ended December 31, 1998. This volatility in reported shareholders' equity occurred as a result of SFAS No. 115, which requires that available-for-sale securities be carried at fair value while other assets and all liabilities are carried at historical values. At March 31, 1999 and December 31, 1998, shareholders' equity excluding the effects of SFAS No. 115 was $361.6 million and $348.8 million, respectively.

     The Company manages assets and liabilities in a closely integrated manner, with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value to the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity.

     Assets held in the Company's guaranteed separate accounts (on an amortized cost basis) include $1.27 billion and $1.25 billion of cash and investments at March 31, 1999 and December 31, 1998, respectively, of which approximately 91% and 94% were fixed maturities. Total guaranteed separate account cash and investments were 96% and 97% investment grade at March 31, 1999 and December 31, 1998, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain products under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from the insurer's general account.

     On March 9, 1999, the Company named BlackRock as the core fixed income manager for the Company's investment portfolio. BlackRock provides the Company with investment management services for a broad range of asset classes and investment strategies.

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

     The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of services or other fees is limited by state insurance laws. During the first quarter of 1999, the Company did not receive dividends from Integrity. The maximum dividend payments that may be made by Integrity to the Company during 1999 without the prior approval of the Ohio Insurance Director are $37.8 million. The Company had cash and investments at the holding company level of $36.4 million at March 31, 1999. In addition, the Company has a $75.0 million syndicated bank credit facility of which $37.0 million was available to the Company at March 31, 1999.

     To support the operations of its subsidiaries, the Company may from time to time make capital contributions to its subsidiaries. In April 1999, the Company made a capital contribution of $2.0 million to 312 Certificate Company, one of its subsidiaries.

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

     During 1998, Integrity entered into total yield swap transactions with two of its subsidiaries, 312 Certificate Company ("312 CC") and 212 Certificate Company ("212 CC"). The swap transactions generally provide that Integrity guarantees certain levels of book yield and asset fair values in 312 CC and 212 CC, and if these levels are not maintained, Integrity would be required to make payments under the swaps to 312 CC or 212 CC.

     In addition, substantially all of the Company's institutional customer deposits are subject to various investment and other guidelines, including investment fair value levels, which if not met could require accelerated withdrawal of the deposits. If this were to occur, the Company might need to sell securities to fund the withdrawals and depending on interest rates and bond values a realized loss could be incurred. In addition, the withdrawals would result in a decrease in assets under management and would have an adverse effect on future earnings.

     During the first quarter of 1999 and 1998, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At March 31, 1999, cash and cash equivalents totaled $279.9 million compared to $525.3 million at December 31, 1998. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest idle cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $92.7 million and $60.2 million from operating activities during the first quarter of 1999 and 1998, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $0.5 billion and $1.8 billion in cash flows during the first quarter of 1999 and 1998, respectively, which were offset by purchases of investments of $0.9 billion and $2.1 billion.

EFFECTS OF INTEREST RATE CHANGES

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

YEAR 2000

     The Company has undertaken a Year 2000 project that includes all of its subsidiaries. The Company has completed the assessment phase of the project for all production applications, hardware (personal computers and servers), system software, vendors, facilities, and business partners. Although the Company is still receiving information from a few vendors and business partners and assessing various logistic concerns with its facilities, the Company's major production systems are substantially Year 2000 compliant. Where Year 2000 problems were found, the necessary upgrades and repairs have begun and are scheduled for completion no later than September 30, 1999.

     The Company is also conducting certification testing. Certification testing, which serves to verify that the results of repairs and assessments have been completed for all mission critical production systems and the few problems that were discovered have been repaired and re-tested. The Company's Year 2000 project is well underway and management believes that it will be Year 2000 compliant by September 30, 1999. However, as a precaution, the Company is developing a contingency and business resumption plan to address various logistic concerns with its facilities. The contingency and business resumption plan is also scheduled for completion no later than September 30, 1999.

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

     The estimated date on which the Company believes it will complete its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurance that these results and estimates will be achieved and the actual results could materially differ from those anticipated.

FORWARD-LOOKING STATEMENTS

     Except for historical information, certain matters discussed herein, are forward-looking statements that involve risks and uncertainties, including (without limitation) the Company's belief as to its competitive position in the industry, its strategy and ability to manage asset/liability risk and other factors affecting its business, including Year 2000 compliance. In particular, the statements of the Company's belief as to the growth of the long-term savings and retirement market, the stimulation of future demand for the long-term savings and retirement products and the statement regarding the level of future redemptions of institutional spread deposits are forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements related to the demand for fixed, indexed, and variable annuity products include, but are not limited to, a change in population demographics, development of alternative investment products, a change in economic or competitive conditions, and changes in current federal income tax and insurance laws and regulations. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct;
(iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful.

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

ITEM 5.  OTHER INFORMATION

     On April 29, 1999, the Board of Directors by unanimous written consent declared a quarterly dividend of 4 cents with respect to each share of the Class A common stock and $2.7875 with respect to each share of the Series A preferred stock. Both dividends are scheduled to be paid on June 15, 1999, to shareholders of record on May 28, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the first quarter of 1999.

EXHIBITS  (ELECTRONIC FILING ONLY)

  10.1 Amendment No. 2 to the ARM Financial Group, Inc. 1998 Non-Employee Director Stock Option Plan (Filed herewith).

  10.2 Amendment No. 2 to the ARM Financial Group, Inc. 1997 Equity Incentive Plan (Filed herewith).

  27      Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1999.

                                   ARM FINANCIAL GROUP, INC.

                                               By:  /s/ EDWARD L. ZEMAN
                                                  ---------------------
                                               Edward L. Zeman
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                               By:  /s/ BARRY G. WARD
                                                  -------------------
                                               Barry G. Ward
                                               Controller
                                               (Principal Accounting Officer)