Form 10-Q
period 1999-06-30
ARM FINANCIAL GROUP INC
filed 1999-08-23
CIK 910562

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


                  For the quarterly period ended: June 30, 1999


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Date                        Class                      Shares Outstanding
--------------------------------------------------------------------------------
  August 12, 1999                    A                            23,829,596

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              Carrying Amount                     Fair Value
                                                       ------------------------------    ----------------------------
                                                          June 30,     December 31,         June 30,     December 31,
(IN THOUSANDS)                                              1999           1998               1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)                       (Unaudited)
ASSETS
Cash and investments:
    Fixed maturities, available-for-sale, at fair
    value
       (amortized cost: June 30, 1999-$6,407,349;
       December 31, 1998-$6,036,275)                      $6,264,509       $5,812,330       $6,264,509     $5,812,330
    Equity securities, at fair value (cost: June 30,
       1999 - $33,680; December 31, 1998 - $33,559)           37,213           31,745           37,213         31,745
    Mortgage loans on real estate                             13,395           14,554           13,395         14,554
    Policy loans                                             131,353          129,163          131,353        129,163
    Cash and cash equivalents                                393,786          525,316          393,786        525,316
                                                       ------------------------------    ----------------------------
Total cash and investments                                 6,840,256        6,513,108        6,840,256      6,513,108

Assets held in separate accounts:
    Guaranteed                                             1,246,786        1,255,198        1,246,786      1,255,198
    Nonguaranteed                                          1,897,367        1,641,005        1,897,367      1,641,005
Accrued investment income                                     68,281           59,099           68,281         59,099
Deferred policy acquisition costs                            158,089          125,589                -              -
Value of insurance in force                                   66,471           49,651                -              -
Deferred federal income taxes                                 43,142          115,199           21,726         99,459
Receivable for investment securities sold                     15,653            3,885           15,653          3,885
Goodwill                                                      11,540            5,348           11,540          5,348
Other assets                                                  23,491           18,182           23,491         18,182
                                                       --------------------------------------------------------------

Total assets                                            $ 10,371,076       $9,786,264     $ 10,125,100     $9,595,284
                                                       --------------------------------------------------------------
                                                       --------------------------------------------------------------

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                   Carrying Amount                     Fair Value
                                                            -------------------------------  -------------------------------
                                                               June 30,     December 31,        June 30,      December 31,
(IN THOUSANDS)                                                   1999           1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Customer deposits                                         $7,032,054      $6,600,498        $6,861,417      $6,463,082
    Customer deposits in separate accounts:
        Guaranteed                                             1,242,454       1,240,348         1,203,544       1,193,429
        Nonguaranteed                                          1,897,367       1,641,005         1,810,455       1,565,080
    Long-term debt                                                38,000          38,000            38,000          38,000
    Accounts payable and accrued expenses                         14,377          20,117            14,377          20,117
    Payable to reinsurer                                           6,009           6,935             6,009           6,935
    Other liabilities                                             32,799          28,928            32,799          28,928
                                                            -------------------------------  --------------------------------
Total liabilities                                             10,263,060       9,575,831         9,966,601       9,315,571

Contingencies

Shareholders' equity:
    Preferred stock: Series A fixed/adjustable
        rate cumulative (5.575%)                                  75,000          75,000
    Common stock: Class A; 23,829,596 and
    23,704,411 shares issued and outstanding, respectively           238             237
    Additional paid-in capital                                   219,790         218,268
    Retained earnings (deficit)                                 (108,222)         55,253
    Accumulated other comprehensive income from net
      unrealized losses on available-for-sale securities         (78,790)       (138,325)
                                                            -------------------------------  --------------------------------
Total shareholders' equity                                       108,016         210,433           158,499         279,713
                                                            -------------------------------  --------------------------------

Total liabilities and shareholders' equity                  $ 10,371,076      $9,786,264       $10,125,100      $9,595,284
                                                            -------------------------------  --------------------------------
                                                            -------------------------------  --------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                       -----------------------------  --------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1999           1998            1999         1998
----------------------------------------------------------------------------------------------------------------
Investment income                                          $ 141,694     $  115,163      $ 278,162    $  219,569
Interest credited on customer deposits                      (109,027)       (92,657)      (216,116)     (174,337)
                                                       -----------------------------  ---------------------------
     Net investment spread                                    32,667         22,506         62,046        45,232

Fee income:
   Variable annuity fees                                       6,717          5,029         12,838         9,455
   Other fee income                                              611            385          1,142           617
                                                       -----------------------------  ---------------------------
     Total fee income                                          7,328          5,414         13,980        10,072

Other income and expenses:
   Surrender charges                                           1,652          1,816          3,012         3,150
   Operating expenses                                         (9,797)        (7,984)       (20,341)      (15,534)
   Commissions, net of deferrals                                (356)          (424)          (774)       (1,022)
   Interest expense on debt                                     (657)          (661)        (1,369)       (1,278)
   Amortization:
     Deferred policy acquisition costs                        (4,816)        (3,185)        (9,180)       (5,909)
     Value of insurance in force                              (1,475)        (1,401)        (2,888)       (2,932)
     Acquisition-related deferred charges and
        goodwill                                                (224)          (204)          (376)         (424)
   Non-recurring charges:
     Stock-based compensation                                      -            -                -        (2,036)
     Other                                                         -         (1,105)             -        (2,639)
   Other, net                                                   (553)          (455)        (2,042)       (1,048)
                                                       -----------------------------  ---------------------------
     Total other income and expenses                         (16,226)       (13,603)       (33,958)      (29,672)
Realized investment gains (losses):
    Termination of a reinsurance agreement                   (90,000)           -          (90,000)           -
    Other-than-temporary impairments                         (73,947)           -          (73,947)           -
    Other (primarily permanent impairments in 1999)          (16,850)         1,786        (17,201)        6,951
                                                       -----------------------------  ---------------------------

Income (loss) before income taxes                           (157,028)        16,103       (139,080)       32,583
Income tax expense                                           (15,856)        (4,208)       (20,399)       (9,707)
                                                       -----------------------------  ---------------------------

Net income (loss)                                           (172,884)        11,895       (159,479)       22,876

Dividends on preferred stock                                  (1,045)        (1,188)        (2,090)       (2,376)
                                                       -----------------------------  ---------------------------
Net income (loss) applicable to common
  shareholders                                             $(173,929)   $    10,707     $ (161,569)     $ 20,500
                                                       -----------------------------  ---------------------------
                                                       -----------------------------  ---------------------------

Net income (loss) per common share (basic)                 $   (7.30)   $      0.46     $    (6.78)     $   0.88
                                                       -----------------------------  ---------------------------
                                                       -----------------------------  ---------------------------
 Net income (loss) per common and common
  equivalent share (diluted)                               $   (7.30)   $      0.44     $    (6.78)     $   0.84
                                                       -----------------------------  ---------------------------
                                                       -----------------------------  ---------------------------

Cash dividends paid per common share                       $    0.04    $      0.04     $     0.08      $   0.06
                                                       -----------------------------  ---------------------------
                                                       -----------------------------  ---------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


 (IN THOUSANDS)                                                                       1999              1998
 -------------------------------------------------------------------------------------------------------------------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                      $  173,235     $      132,379

 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Fixed maturity investments:
    Purchases                                                                     (1,766,950)        (4,501,093)
    Maturities and redemptions                                                       484,381            360,266
    Sales                                                                            731,663          2,788,703
 Other investments:
    Purchases                                                                           (121)            (9,950)
    Maturities, redemptions and sales                                                  1,391              8,315
 Policy loans, net                                                                    (2,190)               472
 Transfers (to) from the separate accounts:
    Purchase of assets held in separate accounts                                    (199,980)          (245,506)
    Proceeds from sale of assets held in separate accounts                           137,125            100,442
                                                                                  -----------------------------
 Cash flows used in investing activities                                            (614,681)        (1,498,351)

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Amounts received from customers                                                     942,720          1,533,766
 Amounts paid to customers                                                          (629,459)          (338,387)
 Net proceeds from issuance of common stock                                            1,577                927
 Change in payable to reinsurer                                                         (926)              (931)
 Change in repurchase agreement liability                                                  -            150,910
 Dividends on preferred stock                                                         (2,090)            (2,376)
 Dividends on common stock                                                            (1,906)            (1,404)
                                                                                  -----------------------------
 Cash flows provided by financing activities                                         309,916          1,342,505
                                                                                  -----------------------------

 Net decrease in cash and cash equivalents                                          (131,530)           (23,467)

 Cash and cash equivalents at beginning of period                                    525,316            228,206
                                                                                  -----------------------------

 Cash and cash equivalents at end of period                                       $  393,786     $      204,739
                                                                                  -----------------------------
                                                                                  -----------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999 (see Notes 3 and 4 below). For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1998.

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

     The Company's management of interest rate risk aims to reduce its exposure to changing interest rates by managing the duration, convexity and cash flow characteristics of both assets and liabilities while attempting to maintain liquidity redundancies (i.e., sources of liquidity in excess of projected liquidity needs). Pursuant to this methodology, fair values of assets and liabilities should tend to respond similarly to changes in interest rates.

3.   SUBSEQUENT EVENTS

     On July 29, 1999, the Company announced that it is restructuring its institutional business and positioning its retail business and technology operations for the sale of the Company. The Company's efforts to find a buyer have been unsuccessful. As a result, the Company has sought protection with respect to its insurance subsidiary, Integrity Life Insurance Company ("Integrity"), from the Ohio Department of Insurance. Integrity is domiciled in Ohio. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance. The Supervision Order will remain in effect for 60 days. Unless the Ohio Department of Insurance begins proceedings for the appointment of a rehabilitator or liquidator, the Supervision Order may automatically be extended for successive 60-day periods until written notice is given to Integrity ending the supervision.

     This regulatory action is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. The Company believes that Integrity has adequate assets to meet its obligations to individual retail policyholders. Integrity will continue payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments including dividends to the company. In particular, the Supervision Order also suspends the processing of surrenders of policies except in cases of approved hardship.

     The possibility exists that National Integrity Life Insurance Company ("National Integrity") could be placed under rehabilitation by the New York Department of Insurance if the New York Department believes that such action is necessary or appropriate to protect the interests of policyholders. New York is the domiciliary state of National Integrity.

     The Board of Directors of the Company is continuing to explore all strategic alternatives, including the sale of the Company's subsidiaries or its businesses. There can be no assurance that a transaction for the sale of the Company's insurance subsidiaries or its businesses will be developed or consummated or as to the price or value that might be obtained.

     If the Company is unable to find a suitable buyer for its subsidiaries or its businesses or receive a significant infusion of capital from an investor or investors, then the Company's ability to continue as a going concern is in substantial doubt. Without the financial strength of a buyer or investor, the Company will likely not have adequate levels of capital to service its obligations, including the $38 million debt referred to below and $75 million of preferred stock. There can be no assurance that the Company will be able to obtain sufficient capital to meet its liquidity needs. Accordingly, the Company is considering all of the options available to it, including a possible bankruptcy filing at the holding company level.

     As part of the institutional restructuring, on August 3, 1999, the Company and General American Life Insurance Company ("General American") completed a transaction whereby General American recaptured approximately $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to one of the Company's insurance subsidiaries, Integrity (the "Transaction"). The Transaction, which terminated the reinsurance and related agreements, including a marketing partnership agreement, was effective as of July 26, 1999. These assets and related liabilities were part of a joint product development, marketing and reinsurance relationship with General American involving funding agreements and guaranteed investment contracts. As a result of the Transaction, the Company recorded a charge of $90 million during the second quarter of 1999 primarily due to interest rate related decreases in the fair value of investment securities recaptured by General American. The Company does not intend to pursue additional institutional spread or institutional fee business.

     Assuming the Transaction occurred on June 30, 1999, total assets and total liabilities would have been $6.9 billion and $6.8 billion, respectively. Shareholders' equity would have remained as stated because the $90 million charge is already reflected on the June 30, 1999 balance sheet.

     Following the reinsurance recapture by General American, the Company had approximately $1.8 billion of institutional customer deposits remaining related to institutional funding agreements and certificates. In anticipation of further actions to reduce the risk profile of this remaining institutional business, the Company recorded a second quarter charge of $73.9 million. This charge was a result of writing down the book value of the Company's remaining institutional invested assets, due to interest rate related other-than-temporary declines in asset fair values.

     The decision to restructure the Company's institutional business was driven by the need to improve the Company's statutory capitalization ratios and due to the interest rate related decline in the fair value of investment securities in the Company's institutional spread products segment. In addition, management believes that the restructuring was necessary in order to position the Company for sale. Statutory capitalization ratios reflect the Company's surplus, or assets held in excess of customer deposits and other liabilities, as a percentage of the Company's assets. The declining fair values were, and continue to be, substantially affected by the effect of credit spread widening on market interest rates and bond market illiquidity, following a period of rapid growth in institutional deposits.

     Following the Company's July 29, 1999 announcement, the Company's and its insurance subsidiaries' ratings were lowered by four significant rating agencies. Following the publication of the lower ratings, the Company complied with withdrawal requests of $160.3 million during August 1999 from institutional customers, which lowered institutional customer deposits to $1.6 billion.

     The Company is engaged in discussions with its three remaining institutional clients that have, or may have, the right to withdraw their deposits due to the Company's lower ratings and/or the Supervision Order from the Ohio Department of Insurance. Two of these clients bought institutional certificate products issued by two special purpose vehicles ("SPVs"), through the Company's subsidiaries, 312 Certificate Company and 212 Certificate Company ("312 CC" and "212 CC", respectively). The Company has approached these clients to attempt to negotiate an orderly process for managing the associated investment portfolios. In addition, the Company has had general discussions with the third client regarding a possible orderly unwinding of an Integrity separate account funding agreement that the client holds. The Company continues to negotiate with its three institutional clients and is evaluating opportunities to reduce outstanding liabilities under these structures on an orderly basis. The Company can give no assurance that agreements will be reached with its institutional clients, what the terms of such agreements might be, or the effect such terms could have on the Company or its subsidiaries (see Note 4 below).

     Integrity is the counterparty in total yield swaps with 312 CC and 212 CC. The swaps generally provide that Integrity guarantees certain levels of book yield and asset fair values in 312 CC and 212 CC, and if those levels are not maintained, Integrity would be required to make payments under the swaps to 312 CC and 212 CC. As a result of the Supervision Order from the Ohio Department of Insurance to Integrity, 312 CC and 212 CC are in default. The Ohio Department of Insurance has instructed the Company that Integrity is not to provide funds to 312 CC or 212 CC without its prior approval.

     The Company was subject to a covenant in its bank credit agreement (a restriction on transferring more than 15% of the Company's assets) that required the Company to pay off, renegotiate or obtain a waiver with respect to its $38 million long-term debt prior to completing the General American transaction. On August 3, 1999, the Company secured new debt financing of $38 million from General American, paid in full its outstanding long-term bank debt, and terminated its revolving line of credit associated with the bank credit agreement.

     The agreement for the new debt financing provides that the debt will mature on the later November 2, 1999, or if a definitive agreement to transfer control of the stock or substantially all of the assets of the Company. Integrity or National Integrity is executed on or prior to such date, upon the closing date of such transaction. Maturity of the debt may be accelerated by General American in the event of a default by the Company in connection with insolvency or certain other events, involving the company or its subsidiaries upon written notice. At maturity the unpaid principal and all accrued interest is payable, unless the parties agree to extend the date.

     The Company does not intend to pursue additional institutional spread or institutional fee business. The Company believes that its capability to market retail products and the persistency of existing retail business have been or are likely to be materially and adversely impacted by the lower ratings. Accordingly, management believes that the Company's ability to generate earnings has been substantially impaired.

     No quarterly cash dividend will be paid on the Company's common stock or preferred stock during the third quarter of 1999. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors based on the Company's results of operations, financial condition, capital requirements, and investment opportunities, but subject to legal and regulatory restrictions on the payment of dividends to the Company by its insurance subsidiaries.

     By correspondence dated August 5, 1999, Fidelity's Variable Insurance Products Fund and Variable Insurance Products Fund II (the "VIP Funds"), managed by Fidelity Management and Research Company, advised the Company's insurance subsidiaries of their intent to terminate, effective October 4, 1999, the various participation agreements between the VIP Funds and the insurance subsidiaries. Contractholders of variable annuities in effect on October 4, 1999 will continue to be permitted to reallocate investments in the VIP Funds, redeem investments in the VIP Funds and/or invest in the VIP Funds. Shares of the VIP Funds will not be made available to variable annuity contractholders who purchase variable annuities offered by the Company's insurance subsidiaries after October 4, 1999.

      The VIP Funds indicated that the decision to terminate the various participation agreements resulted from the determination that a material adverse change in the business or financial condition of the Company's insurance subsidiaries had occurred. The VIP Funds further stated that if they determined that sufficient improvement in the financial condition of the Company's insurance subsidiaries occurred, the notice would be withdrawn.

4. EFFECTS OF RATING AGENCY DOWNGRADES AND SUPERVISION ORDER ON ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The lowering of the Company's insurance subsidiaries' ratings, any future downgrades, and the Supervision Order could cause actual results to be significantly adversely different from those estimates. These estimates are outlined below.

     Investments related to the three remaining institutional structures were written down to fair value as of June 30, 1999. If these structures were unwound in the near term and the related investment portfolios were immediately liquidated, the amount of losses that the Company would ultimately realize could differ materially from the amounts already realized during the second quarter (see Note 3 above). Realized losses incurred during a liquidation sale could be substantially higher than if the investment portfolios were sold over a longer period.

     Customers and distributors of an insurer's annuity products tend to focus on the ratings of the insurer to determine whether to buy or market such products. The ability of the Company to distribute its products and the persistency of its existing business are likely to be materially adversely affected by the lower ratings and the Supervision Order. Each of the rating agencies continues to assess the Company, and there can be no assurance that the Company's current ratings will be maintained in the future. Accelerated withdrawals of retail customer deposits could materially adversely affect management estimates currently used for certain intangible assets including value of insurance in force and deferred policy acquisition costs.

     The Company's insurance subsidiaries held an intangible asset of $66.5 million for value of insurance in force and $158.1 million for deferred policy acquisition costs as of June 30, 1999. Value of insurance in force and deferred policy acquisition costs are amortized in proportion to the emergence of gross profits, including realized investment gains and losses, over the estimated term of the underlying policies. As noted above, the lowering of the Company's insurance subsidiaries' ratings and the Supervision Order could have a significant adverse impact on the persistency of its existing business. A significant increase in surrenders will cause these intangible assets to be amortized more quickly than current estimates because gross margin estimates used to actuarially determine the amortization of the assets, could be adversely affected by the acceleration of retail withdrawals.

5.   SEGMENT INFORMATION

     Through June 30, 1999, the Company had four reportable segments: retail spread products and options (fixed and indexed annuities and face-amount certificates); institutional spread products (funding agreements, guaranteed investment contracts ("GICs") and certificates); retail variable fund options (fee-based variable annuity mutual fund options); and corporate and other. The Company's corporate and other segment includes earnings on surplus assets of the Company's subsidiaries and holding company cash and investments, fee income from marketing partnerships and broker-dealer operations, unallocated amortization expenses, and various corporate expenditures that are not allocated to retail and institutional products. Income tax expense and preferred stock dividends are not allocated to any segment.

     The Company's reportable segments are based on the earnings characteristics of the product or service and the markets through which the product or service was sold. The reportable segments are each managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segment's products and services differently. The Company evaluates performance based on operating earnings. Operating earnings represents net income or loss applicable to common shareholders excluding realized investment gains and losses, net of tax, and a tax charge related to prior year unrealized losses for 1999 and non-recurring charges for 1998.

     Revenues and earnings by segment for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
(IN THOUSANDS)                                                                         1999           1998
--------------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                                  $  58,839     $   54,180
Institutional spread products                                                          79,315         58,829
Retail variable fund options                                                            6,717          5,029
Corporate and other                                                                     4,151          2,539
                                                                                    ------------------------
   Total revenues (investment income and fee income)                                $ 149,022     $  120,577
                                                                                    ------------------------
                                                                                    ------------------------

EARNINGS
Retail spread products and options                                                  $  10,786     $    9,502
Institutional spread products                                                          10,362          4,336
Retail variable fund options                                                            2,365          2,094
Corporate and other                                                                       256           (510)
                                                                                    ------------------------
    Pretax operating earnings (before preferred stock dividends)                       23,769         15,422
Income taxes on operations                                                             (6,712)        (3,583)
Preferred stock dividends                                                              (1,045)        (1,188)
                                                                                    ------------------------
    Operating earnings                                                                 16,012         10,651
Realized investment gains (losses), net of tax                                       (178,667)         1,161
Tax charge related to prior year unrealized losses                                    (11,274)             -
Non-recurring charges                                                                        -        (1,105)
                                                                                    ------------------------
    Net income (loss) applicable to common shareholders                             $(173,929)    $   10,707
                                                                                    ------------------------
                                                                                    ------------------------

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
(IN THOUSANDS)                                                                         1999           1998
-------------------------------------------------------------------------------------------------------------
REVENUES
Retail spread products and options                                                  $ 113,185     $  109,688
Institutional spread products                                                         159,286        105,795
Retail variable fund options                                                           12,838          9,455
Corporate and other                                                                     6,833          4,703
                                                                                    ------------------------
    Total revenues (investment income and fee income)                               $ 292,142     $  229,641
                                                                                    ------------------------
                                                                                    ------------------------

EARNINGS
Retail spread products and options                                                  $  19,118     $   20,019
Institutional spread products                                                          20,874          8,518
Retail variable fund options                                                            4,390          3,695
Corporate and other                                                                    (2,314)        (1,925)
                                                                                    ------------------------
    Pretax operating earnings (before preferred stock dividends)                       42,068         30,307
Income taxes on operations                                                            (11,378)       (7,274)
Preferred stock dividends                                                              (2,090)       (2,376)
                                                                                    ------------------------
    Operating earnings                                                                 28,600         20,657
Realized investment gains (losses), net of tax                                       (178,895)         4,518
Tax charge related to prior year unrealized losses                                    (11,274)             -
Non-recurring charges                                                                       -         (4,675)
                                                                                    ------------------------
    Net income (loss) applicable to common shareholders                             $(161,569)    $   20,500
                                                                                    ------------------------
                                                                                    ------------------------


6.   INCOME TAXES

     Income tax expense differs from that computed using the expected federal income tax rate of 35%. The difference is primarily attributable to (1) net increases in valuation allowances relating to existing deferred tax assets as of December 31, 1998 and (2) the Company not recording a tax benefit for realized capital losses, partially offset by (3) the Company's utilization of net operating loss carry forwards for which a valuation allowance was previously provided.

     The following table progresses the Company's valuation allowance on deferred tax assets from December 31, 1998 through June 30, 1999 (in thousands):

        Balance at December 31, 1998                               $  28,033
        Realized investment losses                                    85,821
        Unrealized investment losses                                  25,845
        Utilization of net operating loss carry forward              (18,025)
        Other                                                         (2,389)
                                                                   ---------

        Balance at June 30, 1999                                   $ 119,285
                                                                   ---------
                                                                   ---------

     For 1999, due to limited capital loss carry back potential, a full valuation allowance was provided against capital loss carry forwards generated in excess of amounts available for capital loss carry back. In addition, a valuation allowance of $25.8 million was established on deferred tax assets related to SFAS No. 115 unrealized losses on available-for-sale securities. Finally, the Company utilized net operating loss carry forwards for which a valuation allowance was previously provided.

     The portion of the SFAS No. 115 related valuation allowance related to unrealized losses existing at December 31, 1998 was recorded as a charge to income tax expense pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes". This charge increased income tax expense by $11.3 million for the second quarter of 1999. The portion of this valuation allowance related to unrealized losses that have emerged subsequent to December 31, 1998 was recorded as a component of other comprehensive income in shareholders' equity.

     At June 30, 1999, the Company had a deferred tax asset, net of deferred tax liabilities, of $162.4 million. The net deferred tax asset consisted of $49.2 million of operating items (ordinary gains and losses) and $113.2 million of capital items (capital gains and losses). The valuation allowance of $119.3 million has been recorded against the deferred tax asset. Substantially all of the valuation allowance was provided against deferred tax assets related to the capital items. Management's estimate that a valuation allowance is not needed against net deferred tax assets related to operating items may be materially and adversely affected by the rating agency downgrades and Supervsion Order (see note 4).. Management's judgment related to operating items is based upon a history of operating profits, carry back potential in the event of net operating losses, and projections of future operating income.

     It is also management's best estimate that as of June 30, 1999, a valuation allowance of approximately 50% is necessary on the Company's SFAS No. 115 unrealized investment losses, which relate to its retail and capital and surplus investment portfolios. Depending upon changes in interest rates and the outcome of efforts to restructure and sell the Company or its subsidiaries or businesses, there is some possibility that the entire deferred tax asset related to these unrealized investment losses should be offset with a full valuation allowance. As of December 31, 1998 and March 31, 1999, it was management's estimate that no valuation allowance was necessary on unrealized investment losses. This estimate changed during the second quarter of 1999, as reflected by realized investment losses on the termination of a reinsurance agreement and realized investment losses on investment securities associated with the Company's remaining institutional line of business.

7.   EARNINGS PER SHARE

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

     The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

                                                                 Three Months Ended June 30,
                                             --------------------------------------------------------------------
                                                           1999                               1998
                                             ---------------------------------  ---------------------------------
                                             Weighted Average   Per Share         Weighted Average     Per Share
(SHARES IN THOUSANDS)                             Shares          Amount                Shares           Amount
------------------------------------------------------------------------------  ---------------------------------
Basic EPS                                        23,828          $ (7.30)           23,408            $ 0.46
Effect of dilutive stock options                      -                -               929             (0.02)
                                             ---------------------------------  ---------------------------------
Diluted EPS                                      23,828          $ (7.30)           24,337            $ 0.44
                                             ---------------------------------  ---------------------------------
                                             ---------------------------------  ---------------------------------


                                                                  Six Months Ended June 30,
                                             --------------------------------------------------------------------
                                                           1999                               1998
                                             ---------------------------------  ---------------------------------
                                             Weighted Average   Per Share         Weighted Average     Per Share
(SHARES IN THOUSANDS)                             Shares          Amount                Shares           Amount
------------------------------------------------------------------------------  ---------------------------------
Basic EPS                                          23,820        $ (6.78)             23,365          $ 0.88
Effect of dilutive stock options                       -               -                 981           (0.04)
                                             ---------------------------------  ---------------------------------
Diluted EPS                                        23,820        $ (6.78)             24,346          $ 0.84
                                             ---------------------------------  ---------------------------------
                                             ---------------------------------  ---------------------------------


8.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                                                    Three Months Ended June 30,
                                                                                 -----------------------------------
(IN THOUSANDS)                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $ (172,884)        $  11,895
Change in net unrealized gains and losses on available-for-sale securities            104,250            (7,774)
                                                                                 -----------------------------------
Comprehensive income (loss)                                                         $ (68,634)        $   4,121
                                                                                 -----------------------------------
                                                                                 -----------------------------------

                                                                                     Six Months Ended June 30,
                                                                                 -----------------------------------
(IN THOUSANDS)                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $ (159,479)        $  22,876
Change in net unrealized gains and losses on available-for-sale securities             59,535           (27,248)
                                                                                 -----------------------------------
Comprehensive income (loss)                                                         $ (99,944)        $  (4,372)
                                                                                 -----------------------------------
                                                                                 -----------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On July 29, 1999, the Company announced that it is restructuring its institutional business and positioning its retail business and technology operations for the sale of the Company. The Company's efforts to find a buyer have been unsuccessful. As a result, the Company has sought protection with respect to its insurance subsidiary, Integrity Life Insurance Company ("Integrity"), from the Ohio Department of Insurance. Integrity is domiciled in Ohio. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance. The Supervision Order will remain in effect for 60 days. Unless the Ohio Department of Insurance begins proceedings for the appointment of a rehabilitator or liquidator, the Supervision Order may automatically be extended for successive 60-day periods until written notice is given to Integrity ending the supervision.

     This regulatory action is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. The Company believes that Integrity has adequate assets to meet its obligations to individual retail policyholders. Integrity will continue payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments including dividends to the company. The Supervision Order also suspends the processing of surrenders of policies except in cases of approved hardship.

     The possibility exists that National Integrity Life Insurance Company ("National Integrity") could be placed under rehabilitation by the New York Department of Insurance if the New York Department believes that such action is necessary or appropriate to protect the interests of policyholders. New York is the domiciliary state of National Integrity.

     The Board of Directors of the Company is continuing to explore all strategic alternatives, including the sale of the Company's subsidiaries or its businesses. There can be no assurance that a transaction for the sale of the Company's insurance subsidiaries or its businesses will be developed or consummated or as to the price or value that might be obtained.

     If the Company is unable to find a suitable buyer for its subsidiaries or its businesses or receive a significant infusion of capital from an investor or investors, then the Company's ability to continue as a going concern is in substantial doubt (see "Insurance Regulation"). Without the financial strength of a buyer or investor, the Company will likely not have adequate levels of capital to service its obligations, including its $38 million debt to General American and $75 million of preferred stock. There can be no assurance that the Company will be able to obtain sufficient capital to meet its liquidity needs. Accordingly, the Company is considering all of the options available to it, including a possible bankruptcy filing at the holding company level.

     As part of the institutional restructuring, on August 3, 1999, the Company and General American completed a transaction whereby General American recaptured approximately $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to one of the Company's insurance subsidiaries, Integrity (the "Transaction"). The Transaction, which terminated the reinsurance and related agreements, including a marketing partnership agreement, was effective as of July 26, 1999. These assets and related liabilities were part of a joint product development, marketing and reinsurance relationship with General American involving funding agreements and guaranteed investment contracts. As a result of the Transaction, the Company recorded a charge of $90 million during the second quarter of 1999 primarily due to interest rate related decreases in the fair value of investment securities recaptured by General American. The Company does not intend to pursue additional institutional spread or institutional fee business.

     Following the reinsurance recapture by General American, the Company had approximately $1.8 billion of institutional customer deposits remaining related to institutional funding agreements and certificates. In anticipation of further actions to reduce the risk profile of this remaining institutional business, the Company recorded a second quarter charge of $73.9 million. This charge was a result of writing down the book value of the Company's remaining institutional invested assets, due to interest rate related other-than-temporary declines in asset fair values.

     The decision to restructure the Company's institutional business was driven by the need to improve the Company's statutory capitalization ratios and due to the interest rate related decline in the fair value of investment securities in the Company's institutional spread products segment. In addition, management believes that the restructuring was necessary in order to position the Company for sale. Statutory capitalization ratios reflect the Company's surplus, or assets held in excess of customer deposits and other liabilities, as a percentage of the Company's assets. The declining fair values were, and continue to be, substantially affected by the effect of credit spread widening on market interest rates and bond market illiquidity, following a period of rapid growth in institutional deposits.

     Following the Company's July 29, 1999 announcement, the Company's and its insurance subsidiaries' ratings were lowered. The ratings of the Company's insurance subsidiaries before and after the downgrades are as follows:

                                                                                     Rating
                                                                ----------------------------------------------------------
    Rating Agency                                                        From                            To
    ---------------------------                                 ----------------------------------------------------------
    Financial Strength and Claims-Paying Ability:
        A.M. Best Company                                       A (Excellent)           E- (Under Regulatory Supervision)
        Duff & Phelps                                           A+ (High)               DD (Under Regulatory Intervention)
        Moody's Investors Service                               Baa1 (Adequate)         B3 (Poor)
        Standard & Poor's Corp. (Integrity)                     A (Strong)              R (Regulatory Action)
        Standard & Poor's Corp. (National Integrity)            A (Strong)              B (Weak)

    Short-Term Claims-Paying Ability:
        Duff & Phelps                                           D-1                     D-5
        Standard & Poor's Corp.                                 A-1                     C

     Customers and distributors of an insurer's annuity products tend to focus on the ratings of the insurer to determine whether to buy or market such products. The ability of the Company to distribute its products and the persistency of its existing business are likely to be materially adversely affected by the lower ratings and Supervision Order. Each of the rating agencies listed above continues to assess the Company, and there can be no assurance that the Company's current ratings will be maintained in the future.

     Following publication of the lower ratings, the Company complied with withdrawal requests of $160.3 million during August 1999 from institutional customers, which lowered institutional customer deposits to $1.6 billion.

     The Company is engaged in discussions with its three remaining institutional clients that have, or may have, the right to withdraw their deposits due to the Company's lower ratings and/or the Supervision Order from the Ohio Department of Insurance. Two of these clients bought institutional certificate products issued by two special purpose vehicles ("SPVs"), through the Company's subsidiaries, 312 Certificate Company and 212 Certificate Company ("312 CC" and "212 CC", respectively). The Company has approached these clients to attempt to negotiate an orderly process for managing the associated investment portfolios. In addition, the Company has had general discussions with the third client regarding a possible orderly unwinding of an Integrity separate account funding agreement that the client holds. The Company continues to negotiate with its three institutional clients and is evaluating opportunities to reduce outstanding liabilities under these structures on an orderly basis. The Company can give no assurance that agreements will be reached with its institutional clients, what the terms of such agreements might be, or the effect such terms could have on the Company or its subsidiaries (see Note 4 of Notes to Condensed Consolidated Financial Statements).

     Integrity is the counterparty in total yield swaps with 312 CC and 212 CC. The swaps generally provide that Integrity guarantees certain levels of book yield and asset fair values in 312 CC and 212 CC, and if those levels are not maintained, Integrity would be required to make payments under the swaps to 312 CC and 212 CC. As a result of the Supervision Order from the Ohio Department of Insurance to Integrity, 312 CC and 212 CC are in default. The Ohio Department of Insurance has instructed the Company that Integrity is not to provide funds to 312 CC or 212 CC without its prior approval.

     The Company was subject to a covenant in its bank credit agreement (a restriction on transferring more than 15% of the Company's assets) that required the Company to pay off, renegotiate or obtain a waiver with respect to its $38 million long-term debt prior to completing the General American transaction. On August 3, 1999, the Company secured new debt financing of $38 million from General American, paid in full its outstanding long-term bank debt, and terminated its revolving line of credit associated with the bank credit agreement.

     The agreement for the new debt financing provides that the debt will mature on the later of November 2, 1999, or if a definitive agreement to transfer control of the stock or substantialy all of the assets of the Company, Integrity or National Integrity is executed on or prior to such date, upon the closing date of such transaction. Maturity of the debt may be accelerated by General American in the event of a default by the Company in connection with insolvency or certain other events involving the Company or its subsidiaries upon written notice. At maturity the unpaid principal and all accrued interest is payable, unless the parties agree to extend the date.

     The Company does not intend to pursue additional institutional spread or institutional fee business. The Company believes that its capability to market retail products and the persistency of existing retail business have been materially and adversely impacted by the lower ratings. Accordingly, management believes that the Company's ability to generate earnings has been substantially impaired.

     No quarterly cash dividend will be paid on the Company's common stock or preferred stock during the third quarter of 1999. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors based on the Company's results of operations, financial condition, capital requirements, and investment opportunities, but subject to legal and regulatory restrictions on the payment of dividends to the Company by its insurance subsidiaries.

     By correspondence dated August 5, 1999, Fidelity's Variable Insurance Products Fund and Variable Insurance Products Fund II (the "VIP Funds"), managed by Fidelity Management and Research Company, advised the Company's insurance subsidiaries of their intent to terminate, effective October 4, 1999, the various participation agreements between the VIP Funds and the Company's insurance subsidiaries. Contractholders of variable annuities in effect on October 4, 1999 will continue to be permitted to reallocate investments in the VIP Funds, redeem investments in the VIP Funds and/or invest in the VIP Funds. Shares of the VIP Funds will not be made available to variable annuity contractholders who purchase variable annuities offered by the insurance subsidiaries after October 4, 1999.

     The VIP Funds indicated that the decision to terminate the various participation agreements resulted from the determination that a material adverse change in the business or financial condition of the Company's insurance subsidiaries had occurred. The VIP Funds further stated that if they determined that sufficient improvement in the financial condition of the Company's insurance subsidiaries occurred, the notice would be withdrawn.

GENERAL

     The Company specializes in the growing asset accumulation business with particular emphasis on retirement savings and investment products. The Company's retail products and services are sold through a broad spectrum of distribution channels. During July 1999, the Company made a decision to no longer pursue additional institutional spread or institutional fee business. The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company groups its operations into three operating segments (retail spread products and options, institutional spread products and retail variable fund options) and a corporate segment, based on the market through which the products or services are sold and the earnings characteristics of the products or services.

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

     As discussed above in "Recent Developments," the Company and General American completed a transaction, effective July 26, 1999, whereby General American recaptured $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to Integrity. Accordingly, these assets and liabilities and related earnings are included in the Company's financial position and results of operations for all periods discussed below, but will not be included in future periods. As a result of the General American transaction and future uncertainties stemming from other matters discussed in "Recent Developments" above, the Company's historical results of operations should not be used as an indication of future operating results. (See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS
     ENDED JUNE 30, 1998.

     There was a net loss of $172.9 million during the second quarter of 1999 compared to net income of $11.9 million for the second quarter of 1998. For the six months ended June 30, the net loss was $159.5 million in 1999, compared with net income of $22.9 million in 1998. The net loss for the second quarter and first six months of 1999 is due to $180.8 million of realized investment losses incurred during the second quarter of 1999. Such realized investment losses include a $90.0 million charge related to the termination of a reinsurance agreement with General American and a $73.9 million charge as a result of writing down the book value of the Company's remaining investment securities relating to its institutional business. (See "--Recent Developments.")

     Operating earnings (net income or loss applicable to common shareholders excluding realized investment gains and losses, net of tax, and a tax charge related to prior year unrealized losses for 1999 and non-recurring charges for
1998) were $16.0 million and $10.7 million for the second quarters of 1999 and 1998, respectively. For the six months ended June 30, operating earnings were $28.6 million in 1999, compared with $20.7 million in 1998. The increase in operating earnings is primarily attributable to an increase in net investment spread and variable annuity fees due to the growth of assets under management which increased from $8.4 billion at June 30, 1998 to $10.4 billion at June 30, 1999, including $3.4 billion of assets under management which were recaptured by General American in the third quarter of 1999.

     Annualized pretax operating earnings for the retail spread products and options segment were 1.47% and 1.36% of average assets under management of $2.94 billion and $2.80 billion for that segment during the second quarter of 1999 and 1998, respectively. For the six months ended June 30, annualized pretax operating earnings for that segment were 1.32% and 1.43% of average assets under management of $2.89 billion and $2.81 billion in 1999 and 1998, respectively. Annualized pretax operating earnings for the institutional spread products segment were 0.81% and 0.49% of average assets under management of $5.14 billion and $3.57 billion for that segment during the second quarter of 1999 and 1998, respectively. For the six months ended June 30, annualized pretax operating earnings for that segment were 0.82% and 0.53% of average assets under management of $5.10 billion and $3.18 billion in 1999 and 1998, respectively. Annualized pretax operating earnings for the retail variable fund options segment (fee business) were 0.53% and 0.62% of average assets under management of $1.78 billion and $1.35 billion for that segment during the second quarter of 1999 and 1998, respectively. For the six months, annualized pretax operating earnings for that segment were 0.51% and 0.58% of average assets under management of $1.72 billion and $1.27 billion in 1999 and 1998, respectively.

     Net investment spread for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                              Three Months Ended June 30,
                                                        -----------------------------------------
 (IN THOUSANDS)                                                 1999                 1998
-------------------------------------------------------------------------------------------------
 Investment income                                             $ 141,694            $115,163
 Interest credited on customer deposits                         (109,027)            (92,657)
                                                        --------------------   ------------------
         Net investment spread                                 $  32,667            $ 22,506
                                                        --------------------   ------------------
                                                        --------------------   ------------------


                                                               Six Months Ended June 30,
                                                        -----------------------------------------
 (IN THOUSANDS)                                                 1999                 1998
-------------------------------------------------------------------------------------------------
 Investment income                                             $ 278,162            $219,569
 Interest credited on customer deposits                         (216,116)           (174,337)
                                                        --------------------   ------------------
         Net investment spread                                 $  62,046            $ 45,232
                                                        --------------------   ------------------
                                                        --------------------   ------------------

     The increases in net investment spread are primarily attributable to the increase in average spread-based customer deposits, which were $8.1 billion during the second quarter of 1999 compared to $6.4 billion during the second quarter of 1998. For the six months, average spread-based customer deposits were $8.0 billion in 1999, compared to $6.0 billion in 1998.

     Annualized investment spread rates for the Company's two spread-based operating segments for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                                                 Three Months Ended June 30,
                                                                           -----------------------------------------
                                                                                   1999                 1998
--------------------------------------------------------------------------------------------------------------------
 Retail spread products and options segment:
     Investment yield                                                                8.04%                7.76%
     Average credited rate                                                          (5.84%)              (5.74%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      2.20%                2.02%
                                                                           ---------------------  ------------------
                                                                           ---------------------  ------------------


 Institutional spread products segment:
     Investment yield                                                                6.19%                6.62%
     Average credited rate                                                          (5.17%)              (5.92%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      1.02%                0.70%
                                                                           ---------------------  ------------------
                                                                           ---------------------  ------------------


                                                                                  Six Months Ended June 30,
                                                                           -----------------------------------------
                                                                                   1999                 1998
                                                                           -----------------------------------------
 Retail spread products and options segment:
     Investment yield                                                                7.90%                7.88%
     Average credited rate                                                          (5.80%)              (5.77%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      2.10%                2.11%
                                                                           ---------------------  ------------------
                                                                           ---------------------  ------------------


 Institutional spread products segment:
     Investment yield                                                                6.30%                6.70%
     Average credited rate                                                          (5.26%)              (5.95%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      1.04%                0.75%
                                                                           ---------------------  ------------------
                                                                           ---------------------  ------------------

     Investment income on cash and investments in excess of customer deposits (i.e., consolidated surplus assets) was $3.5 million in the second quarter of 1999, compared to $2.2 million in the second quarter of 1998. For the six months ended June 30, investment income on cash and investments in excess of customer deposits was $5.7 million in 1999, compared to $4.1 million in 1998.

     Investment yields for the retail spread products and options segment increased during 1999 due to the Company's investing in collateralized bond and loan obligations having greater yields than the existing portfolio. This increase was mostly offset by lower overall market interest rates during the first half of 1999 compared to the first half of 1998, which also caused investment yields for the institutional spread products segment to decline. Investment yields for the institutional spread products segment are generally lower than the retail spread products and options segment because the proceeds from institutional spread product sales are invested in securities of shorter duration (which generally have lower investment yields) than the Company's other investment portfolios. Investments in securities of a relatively shorter duration for the institutional spread products segment more closely correspond, within a targeted range, to the average duration of institutional spread product deposits.

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

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $6.7 million in the second quarter of 1999 from $5.0 million in the second quarter of 1998. For the six months ended June 30, variable annuity fees increased to $12.8 million in 1999 from $9.5 million in 1998. This increase is primarily attributable to asset growth from a stock market driven increase in the value of existing variable annuity deposits invested in mutual funds and from the receipt of variable annuity deposits.

     Assets under management by business segment as of June 30, 1999 and 1998 were as follows:

                                                                                June 30,
                                                        ----------------------------------------------------------
                                                                   1999                          1998
                                                        ----------------------------------------------------------
                                                                         Percent of                 Percent of
(DOLLARS IN MILLIONS)                                       Amount         Total        Amount         Total
-----------------------------------------------------------------------------------------------------------------
Retail:
  Spread products and options (primarily fixed annuity
     deposits)                                            $ 3,050.3         29%         $2,782.8         33%
  Variable fund options (variable annuity deposits
     invested in mutual funds)                              1,861.1         17           1,404.7         17
                                                        ---------------------------   ---------------------------
Total retail                                                4,911.4*        46           4,187.5         50
Institutional products (funding agreement, GIC spread
   and certificate deposits)                                5,204.3**       50           3,811.4         45
Corporate and other:
  Off-balance sheet deposits under a marketing
    partnership arrangement with General American             271.6**        3             233.7          3
  Cash and investments in excess of customer deposits          59.2          1             201.9          2
                                                        ---------------------------   ---------------------------

Total assets under management                             $10,446.5**      100%         $8,434.5        100%
                                                        ---------------------------   ---------------------------
                                                        ---------------------------   ---------------------------

* Persistency of existing retail business has been materially adversely affected by the lower ratings of the Company's insurance subsidiaries and Supervision Order. (See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements and "--Recent Developments.")

** Includes approximately $3.4 billion related to institutional business written through a reinsurance agreement and $0.3 billion related to a marketing partnership arrangement with General American. Assuming the termination of the reinsurance agreement and marketing partnership agreement occurred on June 30, 1999, total assets under management would be $6.7 billion. Also includes $160.3 million of institutional customer deposits withdrawn during August 1999. The Company is engaged in discussions with its remaining institutional customers. (See Note 3 of Notes to Condensed Consolidated Financial Statements and "--Recent Developments.")

     The increase in total retail assets under management was primarily attributable to sales, net of surrenders of a variety of retail products, and the investment performance of variable fund options due to strong stock market returns.

     Sales represent premiums and deposits received for products offered through the Company's insurance and certificate subsidiaries. Sales by market and type of product for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                     Three Months Ended June 30,
                                                  ----------------------------------
 (In millions)                                         1999              1998
------------------------------------------------------------------------------------
 Retail:
   Spread products                                     $203.9           $  30.8
   Variable products:
     Spread options                                      42.8              19.5
     Fund options                                        72.6              92.9
                                                  ----------------------------------
   Total variable products                              115.4             112.4
                                                  ----------------------------------
 Total retail                                           319.3             143.2

 Institutional:
   Spread products                                      125.0             818.8
                                                  ----------------------------------

 Total sales                                           $444.3           $ 962.0
                                                  ----------------------------------
                                                  ----------------------------------


                                                      Six Months Ended June 30,
                                                  ----------------------------------
 (In millions)                                         1999              1998
------------------------------------------------------------------------------------
 Retail:
   Spread products                                     $325.6           $  64.1
   Variable products:
     Spread options                                      76.8              36.0
     Fund options                                       124.5             164.6
                                                  ----------------------------------
   Total variable products                              201.3             200.6
                                                  ----------------------------------
 Total retail                                           526.9             264.7

 Institutional:
   Spread products                                      415.5           1,266.0
                                                  ----------------------------------

 Total sales                                           $942.4         $ 1,530.7
                                                  ----------------------------------
                                                  ----------------------------------

     Future retail sales growth and persistency of existing retail business have been materially adversely affected due to the lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and are likely to be further affected by the Supervision Order. In addition, during July 1999, the Company announced that it does not intend to pursue additional institutional spread or institutional fee business. Accordingly, management believes that the

Company's ability to generate earnings has been substantially impaired. (See
Note 3 of Notes to Condensed Consolidated Financial Statements and "-Recent Developments").

     Total retail sales gained momentum during the first half and second quarter of 1999 with an increase of approximately 99% and 55%, respectively, over the corresponding prior periods. The growth was attributable to an increase in marketing efforts to broaden and strengthen the Company's retail franchise. This included efforts to expand and diversify the Company's retail market presence by increasing the number of producers. Effective April 16, 1999, the Company completed the acquisition of the assets and operations of Financial Marketing Group, Inc., FMG Distributors, Inc. and FMG Advisors, Inc. (collectively, "FMG"). FMG, one of the nation's largest independent marketers of variable and fixed annuities, is a key distributor of the Company's products. The acquisition was intended to expand the Company's in-house retail distribution capabilities. Additionally, a modest increase in intermediate-term market interest rates in 1999, combined with higher credit spreads to U.S. Treasury securities, enhanced the attractiveness of the Company's retail spread products relative to competing products, such as money market funds and bank certificates.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $98.9 million for the second quarter of 1999, compared to $104.3 million for the second quarter of 1998. For the six months, such net surrenders were $195.4 million in 1999, compared to $184.0 million in 1998. Surrender charge income decreased to $1.7 million in the second quarter of 1999, from $1.8 million in the second quarter of 1998. For the six months ended June 30, surrender charge income decreased to $3.0 million in 1999, from $3.2 million in 1998. Retail products issued by the Company's insurance subsidiaries generally include lapse protection provisions that provide a deterrent to surrenders. These provisions can include surrender charges and market value adjustments on annuity withdrawals. During the period that surrender charges are assessable (generally the first five to seven years after a policy is issued) surrenders are traditionally relatively low. The surrender and withdrawal activity during the first six months of 1998 and 1999 was generally expected by the Company due to the level of customer deposits written several years ago that were subject to declining or expiring surrender charges and the Company's strategy of maintaining investment spreads. The Company attempts to reduce retail surrender activity and improve persistency through various programs. However, future surrenders of retail products are likely to be adversely affected due to the lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and the Supervision Order.

     During 1999, through the filing date of this Form 10-Q, the Company's institutional customer deposits have decreased $3.8 billion due to surrenders and the General American transaction. Three institutional customer deposits remain. The Company is engaged in discussions with the three remaining institutional clients to potentially return the deposits (see Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements and "-Recent Developments").

     Operating expenses were $9.8 million in the second quarter of 1999, compared to $8.0 million in the second quarter of 1998. For the six months ended June 30, operating expenses were $20.3 million in 1999, compared to $15.5 million in 1998. Operating expenses for the first six months of 1999 included increased spending to strengthen the in-house investment department and on technology infrastructure to enhance retail franchise Internet applications. In addition, the six months of 1999 included a first quarter charge consisting of a one-time transition cost of approximately $1 million for the Company's change of investment managers to BlackRock Financial Management, Inc. ("BlackRock").

     Amortization of deferred policy acquisition costs related to operations was $4.8 million in the second quarter of 1999, compared to $3.2 million in the second quarter of 1998. For the six months ended June 30, such amortization was $9.2 million in 1999, compared to $5.9 million in 1998. This increase was primarily the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Amortization of value of insurance in force related to operations was $1.5 million in the second quarter of 1999 compared to $1.4 million in the second quarter of 1998. For the six months ended June 30, such amortization was $2.9 million in both 1999 and 1998. The decrease in amortization related to operations is attributable to the decrease in the value of insurance in force asset, excluding the effects of SFAS No. 115.

     The Company recorded non-recurring charges of $4.7 million in the six months ended June 30, 1998, of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to registration expenses associated with the Company's secondary offering of common stock.

     Other expenses, net, increased to $2.0 million in 1999, from $1.0 million in 1998. The increase is primarily attributable to higher mortality related costs in 1999.

     Realized investment losses from the termination of a reinsurance agreement were $90.0 million during 1999. Realized investment losses due to other-than-temporary impairments were $73.9 million during 1999. The $73.9 million charge resulted from writing down to fair value the June 30, 1999 book value of the Company's institutional invested assets not recaptured by General American. The write-down, due to other-than-temporary impairments, was recorded as a result of the Company's decision to restructure its institutional business. Other realized investment losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were $16.9 million during the second quarter of 1999 compared to realized investment gains of $1.8 million during the second quarter of 1998. For the six months ended June 30, realized investment losses were $17.2 million in 1999, compared to realized investment gains of $7.0 million in 1998. Such other realized investment losses during 1999 include an estimated loss of $17.9 million related to the write-down to fair value of fixed income securities believed to be permanently impaired.

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

     The Company recorded income tax expense of $15.9 million for the second quarter of 1999, compared to income tax expense of $4.2 million for the second quarter of 1998. For the six months ended June 30, income tax expense was $20.4 million in 1999, compared to $9.7 million in 1998. The difference between the 35% statutory tax rate and the 1999 effective rates for both the three months and six months ended June 30, 1999 primarily relates to increases in deferred tax asset valuation allowances primarily attributable to (1) the Company determining that it is now more likely than not that certain deferred tax assets that existed as of December 31, 1998 will not be realized, and (2) the Company not recording a tax benefit for capital and other losses incurred during 1999. The increases in deferred tax asset valuation allowances were partially offset as a result of the Company utilizing net operating loss carry forwards for which a valuation allowance was previously provided.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at June 30, 1999 totaled $6.4 billion, compared with $6.0 billion at December 31, 1998, representing approximately 92% and 90% of total cash and investments, respectively.

     The Company's cash and investments as of June 30, 1999 are detailed as follows. The table also reflects asset allocation as a percentage of total cash and investments as reported and pro forma, assuming the General American transaction occurred on June 30, 1999. Excluding assets recaptured by General American, total cash and investments as of June 30, 1999 would have been $3.6 billion, on an amortized cost basis.

                                                                            Amortized Cost
                                                               ------------------------------------------
                                                                                  Percent of Total
                                                                            -----------------------------
                                                                                                          Estimated
 (DOLLARS IN MILLIONS)                                            Amount     As Reported    Pro Forma     Fair Value
--------------------------------------------------------------------------------------------------------------------
 Fixed maturities:
   Corporate securities                                            $3,038.5      43.5%          44.7%     $  2,946.2
   Mortgage-backed securities:
     Collateralized mortgage obligations:
       Non-agency                                                   1,817.4      26.0           23.6         1,791.4
       Agency                                                         295.9       4.2            4.3           292.7
     Agency pass-throughs                                              25.8       0.4            0.7            25.5
   Asset-backed securities                                            780.4      11.2            7.3           766.6
   U.S. Treasury securities and obligations
     of U.S. government agencies                                      403.6       5.8            5.4           402.6
   Other government securities (primarily foreign)                     45.7       0.7            1.1            39.5
                                                               -------------------------------------------------------
 Total fixed maturities                                             6,407.3      91.8           87.1         6,264.5

 Equity securities (i.e., non-redeemable
   preferred stock)                                                    33.7       0.5            0.7            37.2
 Mortgage loans on real estate                                         13.4       0.2            0.4            13.4
 Policy loans                                                         131.4       1.9            3.6           131.4
 Cash and cash equivalents                                            393.8       5.6            8.2           393.8
                                                               -------------------------------------------------------

 Total cash and investments                                        $6,979.6     100.0%         100.0%     $  6,840.3
                                                               -------------------------------------------------------
                                                               -------------------------------------------------------

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

     Net unrealized losses on available-for-sale securities totaled $78.8 million (net of $43.4 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $20.0 million of deferred income tax benefit) at June 30, 1999, compared to net unrealized losses of $138.3 million (net of $20.6 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $74.5 million of deferred income tax benefit) at December 31, 1998. The unrealized losses on available-for-sale securities attributable to volatility in the bond market began during the third quarter of 1998 and continue currently. Economic contractions in Asia, Latin America and Russia created a "flight to quality," mainly U.S. Treasury securities, which decreased values in the rest of the bond market as a result of the widening of credit spreads on bonds (i.e., the yield on an investment above the yield of a U.S. Treasury security with a similar duration). In addition, the liquidity in the bond market has diminished which further depressed bond prices. Also, during 1999, the overall level of interest rates increased further.

     The change in net unrealized gains and losses on available-for-sale securities for the six months ended June 30, 1999 decreased reported shareholders' equity by $59.5 million as compared to a decrease of $158.6 million for the year ended December 31, 1998. At June 30, 1999 and December 31, 1998, shareholders' equity excluding the effects of SFAS No. 115 was $186.8 million and $348.8 million, respectively.

     The Company manages assets and liabilities with the aim of reducing the volatility of investment spreads during a changing interest rate environment. As a result, adjusting shareholders' equity for changes in the fair value of the Company's fixed maturities and equity securities without reflecting offsetting changes in the value of the Company's liabilities or other assets creates volatility in reported shareholders' equity.

     Collateralized mortgage obligations ("CMOs") are pools of mortgages that are segregated into sections, or tranches, which provide prioritized retirement of bonds rather than a pro rata share of principal return as in the agency pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. At June 30, 1999, 75% of the Company's non-agency CMO investments (on an amortized cost basis) used mortgage loans or mortgage loan pools (primarily residential in nature), letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 25% of the non-agency CMOs used commercial mortgage loans as collateral.

     The Company attempts to manage prepayment exposure on CMO holdings by diversifying among various CMO tranches, and across alternative collateral classes. Additionally, prepayment sensitivity is evaluated and monitored, giving consideration to the collateral characteristics such as weighted average coupon rate, weighted average maturity and the prepayment history of the specific collateral. Mortgage-backed securities ("MBSs") are subject to risks associated with prepayments of the underlying collateral pools. Prepayments cause these securities to have actual maturities different from those projected at the time of purchase. Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $10.3 million and $11.4 million, respectively, at June 30, 1999.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At June 30, 1999, home equity loan collateral represented 24.9% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

     The Company's investment in corporate securities includes collateralized bond obligations ("CBOs") and collateralized loan obligations ("CLOs"). CBOs are securities backed by pools of bonds, structured so that there are several classes of bondholders with varying maturities, called tranches. The principal payments from the underlying pool of bonds are used to retire the bonds on a priority basis. CLOs are similar to CBOs except that they are securities backed by pools of commercial loans.

     Total cash and investments (on an amortized cost basis) were 96% and 95% investment grade or equivalent at June 30, 1999 and December 31, 1998, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard and Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. Additionally, the Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including a limited exposure to the Asian and Latin American markets. At June 30, 1999, such foreign securities represented 8% of the Company's cash and investments (on an amortized cost basis), with Asian and Latin American securities representing 2.6% of total cash and investments. The Company's Asian and Latin American non-investment grade securities represented approximately 30% of the Company's total investment in non-investment grade securities. The Company's overall investments in foreign securities were 83% investment grade at June 30, 1999. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company closely monitors the creditworthiness of such issuers and the stability of each country. The Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 0.2% of cash and investments as of June 30, 1999.

     At June 30, 1999, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:

                                                                              Amortized Cost
                                                                         -------------------------
         NAIC                       S&P                                                Percent     Estimated
      Designation            Comparable Rating                             Amount      of Total    Fair Value
--------------------------------------------------------------------------------------------------------------
                                              (DOLLARS IN MILLIONS)
           1                 AAA, AA, A                                     $3,747.2      58.5%        3,706.2
           2                 BBB                                             2,383.1      37.2         2,310.1
           3                 BB                                                167.1       2.6           151.7
           4                 B                                                  96.9       1.5            83.5
           5                 CCC, CC, C                                          9.9       0.2             9.9
           6                 CI, D                                               3.1       0.0             3.1
                                                                         -------------------------------------
                                             Total fixed maturities         $6,407.3     100.0%       $6,264.5
                                                                         -------------------------------------
                                                                         -------------------------------------

     Assets held in the Company's insurance subsidiaries' guaranteed separate accounts (on an amortized cost basis) include $1.27 billion and $1.25 billion of cash and investments at June 30, 1999 and December 31, 1998, respectively, of which approximately 85% and 94% were fixed maturities. Total guaranteed separate account cash and investments were 95% and 97% investment grade at June 30, 1999 and December 31, 1998, respectively. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain products under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from the insurer's general account.

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

INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are organized and in the other jurisdictions where they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers including granting and revoking licenses to transact business, regulation of marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval, and other related matters. The primary purpose of such supervision and regulation under the insurance statutes of Ohio and New York (the domiciliary states of the Company's insurance subsidiaries, Integrity and National Integrity Life Insurance Company ("National Integrity"), respectively), as well as other jurisdictions, is the protection of policyholders rather than investors or shareholders of an insurer. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

     In the event of a default on the Company's debt or the insolvency, liquidation or other reorganization of the Company, the creditors and stockholders of the Company will have no right to proceed against the assets of Integrity or National Integrity or to cause their liquidation under federal or state bankruptcy laws. Insurance companies are not subject to such bankruptcy laws but are instead governed by state insurance laws relating to liquidation or rehabilitation due to insolvency or impaired financial condition. Therefore, if Integrity or National Integrity were to be liquidated or be the subject of rehabilitation proceedings, such liquidation or rehabilitation proceedings would be conducted by the Ohio Insurance Director and the New York Insurance Superintendent, respectively, as the receiver with respect to all of Integrity's or National Integrity's assets and business. Under the Ohio and New York insurance laws, all creditors of Integrity or National Integrity, including policyholders, would be entitled to payment in full from such assets before the Company or Integrity Holdings, Inc., as indirect or direct stockholders, would be entitled to receive any distribution therefrom. On August 20, 1999, a Supervision Order was issued with respect to Integrity (see "--Recent Developments").

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS
     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its common and preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries, and corporate development expenditures. At June 30, 1999, the Company had cash and investments at the holding company level of $37.5 million. The agreement for the Company's new debt financing in the amount of $38 million provides that the debt will mature on the later of November 2, 1999, or if a definitive agreement to transfer control of the stock or substantially all of the assets of the Company, Integrity or National Integrity is executed on or prior to such date, upon the closing date of such transaction. Maturity of debt may be accelerated by General American in the event of a default by the Company in connection with insolvency or certain other events affecting the Company or its subsidiaries upon written notice. At maturity, the unpaid principal and all accrued interest is payable, unless the parties agree to extend the maturity date.

     To support the operations of its subsidiaries, the Company may from time to time made capital contributions to its subsidiaries. To date during 1999, the Company has made capital contributions of approximately $15 million to 312 Certificate Company, one of its subsidiaries.

     The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts needed to pay dividends and for debt service. The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of fee income is limited by state insurance laws. During 1998, the Company received dividends in the amount of $6 million from Integrity. During the first half of 1999, the Company received dividends in the amount of $4 million from Integrity. As a result of the Supervision Order, Integrity may not pay dividends to the Company without prior approval of the Ohio Department of Insurance. There can be no assurance that the Ohio
Department of Insurance will allow Integrity to pay any dividends to the Company for the foreseeable future.

     The Company's efforts to find a buyer have been unsuccessful. Because of the ratings downgrades the Company has sought protection with respect to Integrity from the Ohio Department of Insurance. On August 20, 1999 Integrity consented to a Supervision Order issued by the Ohio Department of Insurance.

     The Board of Directors of the Company is continuing to explore all strategic alternatives, including the sale of the Company's subsidiaries or its businesses. There can be no assurance that a transaction for the sale of the Company's insurance subsidiaries or its businesses will be developed or consummated or as to the price or value that might be obtained.

     Due to the Company's limited resources and the substantial likelihood that the Company will be unable to receive dividends from its insurance subsidiaries sufficient to meet ongoing cash needs, management believes that if a sale of the Company or its insurance subsidiaries or businesses is not consummated or a significant infusion of capital is not received from an investor or investors, then the Company's ability to continue as a going concern is in substantial doubt. Without the financial strength of a buyer or investor, the Company may not have adequate levels of capital to service its obligations, including the $38 million debt and the $75 million of preferred stock. There can be no assurance that the Company will be able to obtain sufficient capital to meet its liquidity needs. Accordingly, the Company is considering all of the options available ot it, including a possible bankruptcy filing at the holding company level.

     No quarterly cash dividend will be paid on the Company's common stock or preferred stock during the third quarter of 1999.

INSURANCE SUBSIDIARIES OPERATIONS
     The primary sources of liquidity for the Company's insurance subsidiaries are investment income and proceeds from maturities and redemptions of investments. The principal uses of such funds are benefits, withdrawals and loans associated with customer deposits, commissions, operating expenses, and the purchase of new investments.

     The Company develops cash flow projections under a variety of interest rate scenarios generated by the Company. The Company attempts to structure asset portfolios supporting retail business so that the interest and principal payments, along with other fee income, are more than sufficient to cover the cash outflows for benefits, withdrawals and expenses under the expected scenarios developed by the Company. In addition, the Company maintains other liquid assets and aims to meet unexpected cash requirements without exposure to material realized losses during a higher interest rate environment.

     The regulatory action of the Ohio Department of Insurance is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. The Company believes that Integrity has adequate assets to meet its obligations to individual retail policyholders. Integrity will continue payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments including dividends to the Company. In particular the of Supervision Order also suspends the processing of surrenders of policies except in cases of approved hardship.

     If a sale of the Company's subsidiaries or its businesses is not consummated, the Ohio and New York Departments of Insurance may take action with regard to the insurance subsidiaries that could include rehabilitation or liquidation proceedings. (See "--Insurance Regulation").

     During 1998, Integrity entered into total yield swap transactions with two of its subsidiaries, 312 Certificate Company ("312 CC") and 212 Certificate Company ("212 CC"). The swap transactions generally provide that Integrity guarantees certain levels of book yield and asset fair values in 312 CC and 212 CC, and if these levels are not maintained, Integrity would be required to make payments under the swaps to 312 CC or 212 CC. Such payments must first be approved by the Ohio Department of Insurance. (See Note 3 of Notes to Condensed Consolidated Financial Statements and "--Recent Developments").

     During the second quarter of 1999, the Company realized approximately $57.4 million in investment losses for other-than-temporary declines in market value on its three remaining institutional structures. If these three institutional structures were unwound and the related investment portfolio were immediately liquidated, the amount of losses that the Company would ultimately realize could materially exceed the amount already recognized during the second quarter of 1999. Consideration received for investments sold during a liquidation sale could be lower than if the investments were sold over a longer period of time.

     During the six months ended June 30, 1999 and 1998, the Company met its liquidity needs entirely by cash flows from operating activities and principal payments and redemptions of investments. At June 30, 1999, cash and cash equivalents totaled $393.8 million compared to $525.3 million at December 31, 1998. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $173.2 million and $132.4 million from operating activities during the six months ended June 30, 1999 and 1998, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $1.2 billion and $3.2 billion in cash flows during the six months ended June 30, 1999 and 1998, respectively, which were offset by purchases of investments of $1.8 billion and $4.5 billion.

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

     During the three and six months ended June 30, 1999, the Company recorded realized investment losses of $180.8 million and $181.1 million, respectively (see "--Recent Developments").

YEAR 2000

      The Company has undertaken a Year 2000 project that includes all of its subsidiaries. The Company has completed the assessment phase of the project for all production applications, hardware (personal computers and servers), system software, vendors, facilities and business partners. Although the Company is still receiving information from a few vendors and business partners and assessing various logistic concerns with its facilities, the Company's major production systems are substantially Year 2000 compliant. Where Year 2000 problems were found, the necessary upgrades and repairs have begun and are scheduled for completion no later than September 30, 1999.

      The Company is also conducting certification testing. Certification testing, which serves to verify that the results of repairs and assessments have been completed for all mission critical production systems and the few problems that were discovered have been repaired and re-tested. The Company's Year 2000 project is well underway and management believes that it will be Year 2000 compliant by September 30, 1999. However, as a precaution, the Company is developing a contingency and business resumption plan to address various logistic concerns with its facilities. Preparations to implement the contingency and business resumption plan will continue through December 31, 1999.

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

FORWARD-LOOKING STATEMENTS

     Statements other than historical information contained in this report are forward-looking statements and, therefore, subject to risks and uncertainties, including those identified below, which would cause the actual results to differ materially from statements made. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and similar expressions identify forward-looking statements. Factors which could cause actual results to differ materially from the forward-looking statements, thereby resulting in a material adverse impact on the business, results of operations or financial condition of the Company, include but are not limited to (i) access to sufficient capital to fund the Company's operations; (ii) changes in population demographics; (iii) changes in current federal income tax, securities and insurance laws and regulations; (iv) the Company's ability to develop and receive any necessary regulatory or other approval of new products intended to be marketed to individuals for retirement planning and/or to large institutions for cash management and other investment; (v) regulatory constraints on existing or future products rendering the products unmarketable or unprofitable; (vi) a downgrade in the short term, financial strength or other credit ratings of the Company's insurance affiliates, the Company's counterparties or other issuers of securities invested in by the Company; (vii) the Company's ability to favorably differentiate its products and service levels from those of competitors, including other insurance and financial services companies and various investment vehicles readily available to consumers and large institutions;
(viii) loss of key personnel; (ix) the Company's ability to manage assets and produce returns providing sufficient spread on invested assets backing policyholder and other liabilities; (x) the strength and liquidity of the securities markets and the interest rate environment; (xi) increase in the size and improvement in the productivity of the Company's distribution system; (xii) access to sufficient capital at favorable rates as needed to operate and grow the Company's business lines; (xiii) the Company's ability to ensure the continuous availability of technology at levels necessary to efficiently process and maintain the business produced for the entire enterprise and manage the assets of the enterprise; (xiv) litigation, with or without merit, claiming significant resources of the enterprise; (xv) the impact of consolidations, mergers, acquisitions or other business investments or combinations in the financial services industry, including or not including, the Company and/or its affiliates; and (xvi) the ability of the Company to adequately remediate all operational systems and non-computer devices and internal computer software to avoid Year 2000 problems without significant additional expense, and the reliability of assurances obtained from and ongoing data exchange testing with key vendors and business partners to address Year 2000 problems. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful. Forward-looking statements speak only as of the date on which they are made, and the Company does not undertake an obligation to update or revise any forward-looking statements.

                                 PART II. OTHER
                                   INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been served with, or has been placed on notice of, three shareholder class action lawsuits filed in the United States District Court for the Western District of Kentucky. One such lawsuit, styled Gottlieb v. ARM Financial Group, Inc., et al. (Civil Action No. 3:99 CV-539-H), was filed on August 18, 1999. A second lawsuit, styled Kehoe v. ARM Financial Group, Inc., et al. (Civil Action No. 3:99 CV-542-H), was filed on August 19, 1999. The Company has not yet been served with the third lawsuit, although it has been put on notice of an intent to file such a suit. These lawsuits allege that the Company and certain of its officers violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or omitting material information about its results of operations and financial condition. The lawsuits further allege that as a result of the purportedly false and misleading information and failure to disclose material facts, the price of the Company's securities were artificially inflated. The lawsuits seek damages in an amount to be proven at trial, interest thereon, reasonable attorneys and expert witness fees and other costs, and other relief as permitted by law or equity. The Company intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of the stockholders on May 14, 1999. At the annual meeting, the stockholders elected three directors, each to serve for a term of three years expiring in 2002. The number of votes cast for or withheld for each director were as follows:

                                            Votes For          Votes Withheld
                                            ---------          --------------
Edward D. Powers                            19,857,794             432,889
Colin F. Raymond                            19,835,180             455,503
Martin H. Ruby                              19,838,330             452,353

ITEM 5.   OTHER INFORMATION

     On July 27, 1999, Mark V. Kaminski resigned as a director of the Company.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the second quarter of 1999.

EXHIBITS  (ELECTRONIC FILING ONLY)

10.1 Offering Circular dated November 25, 1997, for the BRAVO Trust Series 1997-1 Floating Rate Trust Certificates.

10.2 Offering Circular Supplement dated November 25, 1997, for the BRAVO Trust Series 1997-1 Floating Rate Trust Certificates.

10.3 Declaration of Trust and Trust Agreement dated as of November 25, 1997, between The Bank of New York, as Trustee and The Holders of Trust Certificates.

10.5 Agency Agreement dated as of November 25, 1997, between BRAVO Trust Series 1997-1 and Bayerische Landesbank Girozentrale, New York Branch.

10.6 Separate Account Group Annuity Contract dated November 25, 1997, issued by BRAVO Trust Series 1997-1.

10.7 Standby Trust Certificate Purchase Agreement dated as of November 25, 1997, among BRAVO Trust Series 1997-1, Bayerische Landesbank Girozentrale, New York Branch, and Integrity Life Insurance Company.

10.8 Custody Agreement dated as of November 27, 1997, among First Trust National Association, BRAVO Trust Series 1997-1, Integrity Life Insurance Company and Bayerische Landesbank Girozentrale, New York Branch.

10.9 Custody Agreement dated as of November 25, 1997, between Signet Trust Company and BRAVO Trust Series 1997-1.

10.10 Agreement dated as of November 25, 1997, among Integrity Life Insurance Company, Bayerische Landesbank Girozentrale, New York Branch, and BRAVO Trust Series 1997-1

10.11 Purchase Agreement dated as of November 25, 1997, between BRAVO Trust Series 1997-1 and Lehman Brothers, Inc.

10.12 Market Agent Agreement dated as of November 25, 1997, between Bayerische Landesbank Girozentrale, New York Branch, and BRAVO Trust Series 1997-1.

10.13 Remarketing Agreement dated as of November 25, 1997, between BRAVO Trust Series 1997-1 and Lehman Brothers, Inc.

10.14 Calculation Agent Agreement dated as of November 25, 1997, between BRAVO Trust Series 1997-1 and Lehman Brothers, Inc.

10.15 Indemnity Agreement dated as of November 25, 1997, between BRAVO Trust Series 1997-1 and Bayerische Landesbank Girozentrale, New York Branch.

10.16 Installment Face-Amount Certificate Agreement dated as of September 15, 1998, among 212 Certificate Company, Park Avenue Receivables Corporation and The Chase Manhattan Bank, as Funding Agent, together with Annex X attached thereto.

10.17 Investment Management Agreement dated as of September 15, 1998, among 212 Certificate Company, Integrity Capital Advisors, Inc. and The Chase Manhattan Bank, as Funding Agent.

10.18 Domestic Custody Agreement dated as of September 15, 1998, between 212 Certificate Company and The Chase Manhattan Bank.

10.19 Account Control Agreement dated as of September 15, 1998, between The Chase Manhattan Bank and 212 Certificate Company.

10.20 Pledge and Security Agreement dated as of September 15, 1998, made by 212 Certificate Company in favor of The Chase Manhattan Bank, as Funding Agent.

10.21 ISDA Master Agreement, Schedule and Confirmation dated as of September 15, 1998, between Integrity Life Insurance Company and 212 Certificate Company.

10.22 Face-Amount Certificate dated as of September 15, 1998, issued by 212 Certificate Company.

10.23 Amendment No. 1 to Installment Face-Amount Certificate Agreement dated as of February 23, 1999, to Installment Face-Amount Certificate Agreement dated as of September 15, 1998, among 212 Certificate Company, Park Avenue Receivables Corporation, the Chase Manhattan Bank, as Fidelity agent and as APA Bank thereunder.

10.24 Amendment No. 1 to Asset Purchase Agreement dated as of February 23, 1999, to Asset Purchase Agreement dated as of September 15, 1998, between Park Avenue Receivables Corporation and The Chase Manhattan Bank, as Funding Agent and as APA Bank thereunder.

10.25 Amendment No. 1 to Investment Management Agreement dated as of February 23, 1999, to Investment Management Agreement dated as of September 15, 1998, among 212 Certificate Company, Integrity Capital Advisors, Inc. and The Chase Manhattan Bank, as Funding Agent.

10.26 Face-Amount Certificate dated as of February 23, 1999, issued by 212 Certificate Company.

10.27 Amendment No. 2 to Investment Management Agreement dated as of May 11, 1999, to Investment Management Agreement dated as of September 15, 1998, among 212 Certificate Company, Integrity Capital Advisors, Inc. and The Chase Manhattan Bank, as Funding Agent.

10.28 Face-Amount Certificate Agreement dated as of April 24, 1998, among 312 Certificate Company, International Securitization Corporation, and The First National Bank of Chicago, as agent for the Certificate holders.

10.29 Liquidity Agreement dated as of April 24, 1998, among International Securitization Corporation, certain financial institutions party thereto, and The First National Bank of Chicago, as the Liquidity Agent.

10.30 Letter of Credit Reimbursement Agreement dated as of April 24, 1998, among International Securitization Corporation, the financial institutions party thereto, and The First National Bank of Chicago as the Letter of Credit Agent.

10.31 Investment Management Agreement dated as of April 24, 1998, among 312 Certificate Company, Integrity Capital Advisors, Inc., as Portfolio Manager, and The First National Bank of Chicago, as agent for the Certificateholders.

10.32 Pledge and Security Agreement dated as of April 24, 1998, between 312 Certificate Company and The First National Bank of Chicago, as agent for the Certificateholders.

10.33 Standard Custody Agreement between 312 Certificate Company and Bank One, Kentucky, N.A., as Custodian.

10.34 Control Agreement dated as of April 24, 1998, among 312 Certificate Company, Bank One, as Custodian, and The First National Bank of Chicago, as agent for the Certificateholders.

10.35 ISDA Master Agreement dated as of April 24, 1998, between 312 Certificate Company and Integrity Life Insurance Company, together with the Schedule attached thereto.

10.36 Initial Swap Confirmation dated as of April 24, 1998, made by Integrity Life Insurance Company and acknowledged by 312 Certificate Company.

10.37 Amendment No. 1 dated as of April 21, 1999, to Face-Amount Certificate Agreement dated as of April 24, 1998, among 312 Certificate Company, International Securitization Corporation, and The First National Bank of Chicago, as agent for the Certificateholders.

10.38 $600,000,000 Installment Face-Amount Certificate dated as of April 21, 1999, issued in favor of The First National Bank of Chicago, as agent for the Certificateholders, for the benefit of International Securitization Corporation and certain financial institutions party thereto.

10.39 Amendment No. 1 dated as of April 21, 1999, to Liquidity Agreement dated as of April 24, 1998, among International Securitization Corporation, certain financial institutions party thereto, and The First National Bank of Chicago, as the Liquidity Agent.

10.40 Amendment No. 1 dated as of April 21, 1999, to Letter of Credit Reimbursement Agreement dated as of April 24, 1998, among International Securitization Corporation, the financial institutions party thereto, and The First National Bank of Chicago as the Letter of Credit Agent.

10.41 Amendment No. 1 dated as of April 21, 1999, to Investment Management Agreement dated as of April 24, 1998, among 312 Certificate Company, Integrity Capital Advisors, Inc., as Portfolio Manager, and The First National Bank of Chicago, as agent for the Certificateholders.

10.42 Amendment No. 1 dated as of April 21, 1999, to Swap Transaction between Integrity Life Insurance Company and 312 Certificate Company.

10.43 Amendment No. 1 dated as of April 21, 1999, to Pledge and Security Agreement dated as of April 24, 1998, between 312 Certificate Company and The First National Bank of Chicago, as agent for the Certificateholders.

10.44 Termination Master Agreement effective as of July 26, 1999, between ARM Financial Group, Inc., Integrity Life Insurance Company and General American Life Insurance Company.

10.45 Commutation Agreement dated as of August 3, 1999 between Integrity Life Insurance Company and General American Life Insurance Company.

10.46 Termination Agreement dated as of August 3, 1999 between General American Life Insurance Company and ARM Financial Group, Inc.

10.47 Term Loan Agreement dated as of August 3, 1999 between ARM Financial Group, Inc. and GenAmerica Corporation.

10.48 Promissory Note dated as of August 3, 1999 between ARM Financial Group, Inc. and GenAmerica Corporation.

10.49 Waiver, Release and Termination Agreement dated as of August 3, 1999 between ARM Financial Group, Inc. and The Chase Manhattan Bank, as Administrative Agent for the lenders.

27        Financial Data Schedule.

99.1 Supervision Order dated as of August 20, 1999 issued by the Director of Insurance of the State of Ohio.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 1999.


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

                                  By:     /S/ BARRY G. WARD
                                     -------------------------------
                                  Barry G. Ward
                                  Controller
                                  (Principal Accounting Officer)