Form 10-Q
period 1999-09-30
ARM FINANCIAL GROUP INC
filed 1999-11-19
CIK 910562

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


               For the quarterly period ended: September 30, 1999


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Date                    Class                    Shares Outstanding
--------------------------------------------------------------------------------
  November 12, 1999               A                          23,829,596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,     December 31,
(IN THOUSANDS)                                                              1999              1998
----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
Cash and investments:
    Fixed maturities, available-for-sale, at fair value
       (amortized cost: September 30, 1999-
       $1,884,275; December 31, 1998 - $1,903,560)                          $1,678,654        $1,835,441
    Equity securities, at fair value (cost: September 30,
       1999 - $23,729; December 31, 1998 - $23,609)                             21,514            21,795
    Mortgage loans on real estate                                               12,372            14,554
    Policy loans                                                               132,033           129,163
    Cash and cash equivalents                                                  324,478           202,020
                                                                      ------------------------------------
Total cash and investments                                                   2,169,051         2,202,973

Assets held in separate accounts:
    Guaranteed                                                                 676,350           738,076
    Nonguaranteed                                                            1,756,216         1,641,005
Accrued investment income                                                       34,977            26,922
Deferred policy acquisition costs                                              162,023           125,589
Value of insurance in force                                                     64,943            49,651
Deferred federal income taxes                                                   10,400            57,892
Goodwill                                                                             -             5,348
Other assets                                                                    21,755            17,409
Discontinued operations - cash and investments and other assets                126,748         4,939,038
                                                                      ------------------------------------

Total assets                                                                $5,022,463        $9,803,903
                                                                      ------------------------------------
                                                                      ------------------------------------

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                         September 30,      December 31,
(IN THOUSANDS)                                                                1999              1998
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Customer deposits                                                      $2,360,511          $2,087,543
    Customer deposits in separate accounts:
        Guaranteed                                                            679,581             738,075
        Nonguaranteed                                                       1,756,216           1,641,005
    Long-term debt                                                                  -              38,000
    Notes payable                                                              62,222                   -
    Accounts payable and accrued expenses                                       9,433              20,117
    Payable for investment securities purchased                                 5,403              17,639
    Payable to reinsurer                                                       40,194               6,935
    Other liabilities                                                          39,860              24,175
    Discontinued operations - customer deposits                               130,153           5,019,981
                                                                        ------------------------------------
Total liabilities                                                           5,083,573           9,593,470

Contingencies

Shareholders' equity:
    Preferred stock: Series A fixed/adjustable
        rate cumulative (5.575%)                                               75,000              75,000
    Common stock: Class A; 23,829,596 and 23,704,411
        shares issued and outstanding, respectively                               238                 237
    Additional paid-in capital                                                221,400             218,268
    Retained earnings (deficit)                                              (195,886)             55,253
    Accumulated other comprehensive income from net
      unrealized losses on available-for-sale securities                     (161,862)           (138,325)
                                                                        ------------------------------------
Total shareholders' equity                                                    (61,110)            210,433
                                                                        ------------------------------------

Total liabilities and shareholders' equity                                 $5,022,463          $9,803,903
                                                                        ------------------------------------
                                                                        ------------------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                        -----------------------------  -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     1999           1998            1999          1998
-------------------------------------------------------------------------------------  -----------------------------
Investment income                                           $  59,547    $  58,026       $  178,423    $  171,800
Interest credited on customer deposits                        (44,960)     (40,355)        (128,045)     (120,765)
                                                        -----------------------------  -----------------------------
     Net investment spread                                     14,587       17,671           50,378        51,035

Fee income:
   Variable annuity fees                                        7,041        5,208           19,879        14,663
   Other fee income                                               191          253              742           640
                                                        -----------------------------  -----------------------------
     Total fee income                                           7,232        5,461           20,621        15,303

Other income and expenses:
   Surrender charges                                            4,960        1,307            7,972         4,457
   Operating expenses                                         (10,948)      (7,588)         (28,875)      (21,530)
   Commissions, net of deferrals                                 (228)        (375)          (1,002)       (1,397)
   Interest expense on debt                                      (493)        (677)          (1,862)       (1,955)
   Amortization:
     Deferred policy acquisition costs                         (7,616)      (3,243)         (16,796)       (9,152)
     Value of insurance in force                               (1,528)      (1,504)          (4,416)       (4,436)
     Acquisition-related deferred charges and goodwill           (235)        (178)            (611)         (602)
     Write-off of intangible assets                           (16,089)           -          (16,089)             -
   Non-recurring charges:
     Stock-based compensation                                       -            -                -        (2,036)
     Other                                                          -            -                -        (2,639)
   Other, net                                                  (2,090)        (940)          (3,848)       (1,823)
                                                        -----------------------------  -----------------------------
     Total other income and expenses                          (34,267)     (13,198)         (65,527)      (41,113)
Realized investment gains (losses)                             (6,590)      (4,638)         (28,428)        4,742
                                                        -----------------------------  -----------------------------

Income (loss) from continuing operations
     before income taxes                                      (19,038)       5,296          (22,956)       29,967
Income tax benefit (expense)                                  (20,576)          10          (31,356)       (6,937)
                                                        -----------------------------  -----------------------------

Income (loss) from continuing operations                      (39,614)       5,306          (54,312)       23,030
Discontinued operations:
    Income (loss) from operations of discontinued
      operations, net of applicable income taxes of
      $762 and $10,381, respectively, in 1999 and
      $220 and $2,980, respectively, in 1998                  (48,232)         372         (193,013)        5,524
                                                        -----------------------------  -----------------------------
Net income (loss)                                             (87,846)       5,678         (247,325)       28,554
Dividends on preferred stock                                   (1,045)      (2,000)          (3,135)       (4,376)
                                                        -----------------------------  -----------------------------
 Net income (loss) applicable to common
  shareholders                                              $ (88,891)     $ 3,678        $(250,460)      $24,178
                                                        -----------------------------  -----------------------------
                                                        -----------------------------  -----------------------------

Per common share:
    Income (loss) from continuing operations                $  (1.71)      $  0.14        $  (2.41)       $  0.80
    Discontinued operations                                    (2.02)         0.02           (8.10)          0.23
                                                        -----------------------------  -----------------------------
    Net income (loss)                                       $  (3.73)      $  0.16        $ (10.51)       $  1.03
                                                        -----------------------------  -----------------------------
                                                        -----------------------------  -----------------------------

Per common and common equivalent share (diluted):
    Income (loss) from continuing operations                $  (1.71)      $  0.14        $  (2.41)       $  0.77
    Discontinued operations                                    (2.02)         0.01           (8.10)          0.22
                                                        -----------------------------  -----------------------------
    Net income (loss)                                       $  (3.73)      $  0.15        $ (10.51)       $  0.99
Cash dividends paid per common share                                -      $  0.04        $   0.10        $  0.10
                                                        -----------------------------  -----------------------------
                                                        -----------------------------  -----------------------------

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

 (IN THOUSANDS)                                                                        1999               1998
 -------------------------------------------------------------------------------------------------------------------

 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                       $ 251,412         $ 191,301

 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Fixed maturity investments:
     Purchases                                                                    (1,876,293)       (6,525,621)
     Maturities and redemptions                                                      529,251           559,558
     Sales                                                                         5,287,745         4,015,398
 Other investments:
     Purchases                                                                              -           (9,950)
     Maturities, redemptions and sales                                                 2,492             1,481
     Sales                                                                                 -             7,285
 Policy loans, net                                                                    (2,870)             (836)
 Transfers (to) from the separate accounts:
     Purchase of assets held in separate accounts                                   (286,875)         (371,163)
     Proceeds from sale of assets held in separate accounts                          719,561           151,215
                                                                                ------------------------------------
 Cash flows provided by (used in) investing activities                             4,373,011        (2,172,633)

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Amounts received from customers                                               1,106,820         2,474,486
     Amounts paid to customers                                                    (5,964,716)         (518,442)
     Net proceeds from issuance of common stock                                        1,577               655
     Net proceeds from issuance of preferred stock                                         -            73,638
     Change in payable to reinsurer                                                   33,259            (1,395)
     Tax benefit of exercised stock options                                            1,610                 -
     Dividends on preferred stock                                                     (1,905)           (4,376)
     Dividends on common stock                                                        (1,906)           (2,343)
                                                                                ------------------------------------
 Cash flows provided by (used in) financing activities                            (4,825,261)        2,022,223

 Net increase (decrease) in cash and cash equivalents                               (200,838)           40,891

 Cash and cash equivalents at beginning of period                                    525,316           228,206
                                                                                ------------------------------------

 Cash and cash equivalents at end of period                                       $  324,478         $ 269,097
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                   ARM FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of those to be expected for the year ending December 31, 1999 (see Notes 2, 3 and 4 below). For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of ARM Financial Group, Inc. (the "Company") for the year ended December 31, 1998.

     In addition, the accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

     Certain amounts from prior years have been reclassified to conform to the current year's presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

2.   MATERIAL EVENTS

     On July 29, 1999, the Company announced that it was restructuring its institutional business and positioning its retail business and technology operations for the sale of the Company or its businesses or its assets (a " Sale Transaction"). The Company's efforts to consummate a Sale Transaction have not yet been concluded. In order to preserve and maximize value for policyholders as well as for the Company's creditors and/or stockholders, the Company requested and was granted regulatory supervision with respect to its insurance subsidiary, Integrity Life Insurance Company ("Integrity"), from the Ohio Department of Insurance, its domiciliary regulator.

     On August 20, 1999, the Ohio Department of Insurance issued a Supervision Order. Under the terms of the Supervision Order, Integrity has continued payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments, including dividends to the Company. The Supervision Order also suspended the processing of surrenders of policies except in cases of approved hardship.

On August 31, 1999, the Supervision Order was amended to allow Integrity to resume processing surrender requests from its variable life and annuity policyholders. The Supervision Order is automatically extended for successive 60-day periods until written notice ending the supervision is given to Integrity. On October 30, 1999, the Supervision Order was automatically extended.

     This regulatory action is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. The Ohio Department of Insurance, in its supervision role, has retained outside consultants including investment bankers, lawyers, and actuaries to monitor Integrity's operations. There can be no assurance as to whether a Sale Transaction will be consummated or whether the Ohio Department of Insurance will seek to place Integrity in rehabilitation and/or liquidation. At present, the Company believes that as long as the negotiation process with a current prospective buyer has a reasonable probability of success, the Ohio Department of Insurance will not take such action.

     Currently, National Integrity Life Insurance Company ("National Integrity") is not under regulator supervision. However, the possibility exists that National Integrity could be placed in rehabilitation by the New York Department of Insurance if the New York Department believes that such action is necessary or appropriate to protect the interests of policyholders. National Integrity is domiciled in New York.

     The Board of Directors of the Company is continuing to explore certain strategic alternatives, including a Sale Transaction. There can be no assurance that a Sale Transaction or any other strategic alternative will be developed or consummated or as to the price or value that might be obtained, or whether such price would be sufficient to satisfy all known or potential claims of the Company's creditors and/or stockholders.

     Regardless of whether the Company is able to find a suitable buyer for its insurance subsidiaries or its businesses or assets, the Company is likely to cease doing business as a going concern. Even in the event of a sale of the Company's insurance subsidiaries, the Company is more likely to liquidate its other assets rather than seek new business initiatives without its insurance subsidiaries. Accordingly, the Company is considering all of the options available to it, including a bankruptcy filing. Depending upon whether a Sale Transaction occurs or not, and depending upon the amount of the proceeds of any Sale Transaction, there can be no assurance that the Company is or will be solvent or will be able to avoid a voluntary or involuntary Chapter 11 or Chapter 7 proceeding under federal bankruptcy law.

     Seven shareholder class action lawsuits have been filed in the United States District Court for the Western District of Kentucky against the Company and certain of its officers. The lawsuits allege that the Company and certain of its officers violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or omitting material information about its results of operations and financial condition. The lawsuits further allege that as a result of the purportedly false and misleading information and failure to disclose material facts, the price of the Company's securities were artificially inflated. The lawsuits seek damages in an amount to be proven at trial, interest thereon, reasonable attorney and expert witness fees and other costs, and other relief as permitted by law or equity. The Company intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     As part of the institutional restructuring, on August 3, 1999, the Company and General American Life Insurance Company ("General American") completed a transaction (the "General American Transaction") whereby General American recaptured approximately $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to one of the Company's insurance subsidiaries, Integrity. The General American Transaction, which terminated the reinsurance and related agreements, including a marketing partnership agreement, was effective as of July 26, 1999. These assets and related liabilities were part of a joint product development, marketing and reinsurance relationship with General American involving funding agreements and guaranteed investment contracts. As a result of the General American Transaction, the Company recorded a charge of $90 million during the second quarter of 1999, primarily due to interest rate related decreases in the fair value of investment securities recaptured by General American.

     By October 15, 1999, the Company reached settlement agreements with its remaining three institutional clients, each of which had, or may have had, the right to withdraw their deposits due to the Company's lower ratings (described below), the Supervision Order from the Ohio Department of Insurance and/or other negotiated covenants. Pursuant to these settlement agreements, the parties agreed to transactions (collectively, the "Termination Transactions") whereby all of the liabilities of the Company's institutional business with these remaining three clients were terminated and discharged subject only to the payment of the March 2000 Note and the March 2000 Payable described below.

     As part of the Termination Transactions, the Company transferred or assigned to these institutional clients all assets (and/or proceeds from the sale of assets) backing the discharged institutional liabilities, including all of the marketable securities owned by the Company's special purpose vehicles ("SPVs"), 212 Certificate Company and 312 Certificate Company, and all of the assets held in certain Integrity separate accounts. Integrity, or the Company, also paid these institutional clients an aggregate amount in cash of approximately $15.75 million (the "Cash Payments") at or shortly following execution of the settlement agreements.

     Integrity also executed and delivered a promissory note (the "March 2000 Note") in favor of an institutional client in the principal amount of $16.4 million as part of the Termination Transactions. The March 2000 Note will mature on the earlier of March 31, 2000, or the closing of certain material sale transactions ("Acquisition Transactions") with respect to Integrity or National Integrity, including a change of control transaction. Maturity of the March 2000 Note may be accelerated in the event of a default by Integrity in connection with insolvency, bankruptcy or certain other events involving Integrity or its subsidiaries. At maturity, the unpaid principal and accrued interest is payable in full, provided that if the maturity date occurs prior to March 31, 2000, by reason of the closing of an Acquisition Transaction, the total principal amount due will be only $12.0 million if paid in full, with all accrued interest, on such earlier maturity date.

     Integrity also agreed to pay an institutional client, as part of the Termination Transactions, $7.9 million with interest paid monthly, plus certain fees and expenses not in excess of $500,000, on the earlier of March 31, 2000, or the closing of certain material transactions by Integrity, including a change of control transaction (such payment obligation, the "March 2000 Payable").

     The Company does not intend to pursue additional institutional spread or fee business. As a result of the General American Transaction and the Termination Transactions, the Company has now effectively exited from the institutional line of business and, as such, the Company has presented the operating results and financial condition for all of its institutional business as discontinued operations on the Condensed Consolidated Statements of Operations and Balance Sheets, respectively. Prior period amounts have been restated to reflect this presentation (see Note 4 below). The Company recorded a total charge of $48.2 million and $193.0 million during the three months and nine months ended September 30, 1999, respectively, as loss from operations of discontinued operations.

     The Company's decision to restructure and ultimately exit the institutional business was driven by the need to address concerns of rating agencies and potential purchasers, improve the Company's statutory capitalization ratios, and address the interest rate related decline in the fair value of investment securities in the Company's institutional spread products segment. In addition, management believes that the restructuring was necessary in order to position the Company for a Sale Transaction. Statutory capitalization ratios reflect the Company's surplus, or assets held in excess of customer deposits and other liabilities, as a percentage of the Company's assets. The declining fair values were substantially affected by credit spread widening of market interest rates and bond market illiquidity, following a period of rapid growth in institutional deposits.

     Following the Company's July 29, 1999 announcement, the ratings of the Company and its insurance subsidiaries were lowered several times by four significant rating agencies (see ratings table in Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Developments"). Following the publication of the lower ratings, the Company complied with institutional customers' withdrawal requests of $160.3 million during August 1999.

     The Company was subject to a covenant in its bank credit agreement (a restriction on transferring more than 15% of the Company's assets) that required the Company to pay off, renegotiate or obtain a waiver with respect to its $38 million long-term debt prior to completing the General American Transaction. On August 3, 1999, the Company secured new debt financing of a $38 million note from GenAmerica Corporation, an affiliate of General American ("GenAmerica"), paid in full its outstanding long-term bank debt, and terminated its revolving line of credit associated with the bank credit agreement.

     On November 15, 1999, the Company entered into an extension agreement with GenAmerica in conjunction with the new note. Pursuant to the extension agreement, the note will mature on November 30, 1999. The note had previously been extended to November 15, 1999.Maturity of the note may be accelerated by GenAmerica in the event of a default by the Company in connection with insolvency, bankruptcy or certain other events involving the Company or its subsidiaries upon written notice. At maturity the unpaid principal and all accrued interest is payable. There can be no assurance that this note will be further extended.

     The Company believes that its capability to market retail products and the persistency of existing retail business have been materially and adversely impacted by the Company's insurance subsidiaries' lower ratings.

Accordingly, management believes that the Company's ability to generate earnings has been substantially impaired. However, it is not possible to determine the financial effects of this impairment.

     On August 26, 1999, the New York Stock Exchange suspended trading of the Company's common stock. Following the suspension, application was made to the Securities and Exchange Commission to delist the issue. The Exchange's action was taken due to the Company's unsatisfactory financial condition as well as the stock's low selling price. The Exchange's appraisal was based on disclosures included in the Company's June 1999 Form 10-Q, filed on August 23, 1999. The Company's common stock subsequently began trading electronically on the OTC Bulletin Board under the ticker symbol "ARMGA."

     On August 27, 1999, Martin H. Ruby resigned his position as Chief Executive Officer of the Company and as Chairman and a member of the Board of Directors of the Company. However, his employment has not been terminated by the Company. Following Mr. Ruby's resignation, the Company's Board of Directors created an Office of the President, which is comprised of John R. Lindholm, President - Retail Business Division, John R. McGeeney, Executive Vice President - General Counsel, and William H. Panning, Executive Vice President and Chief Investment Officer. Effective as of November 15, 1999, by mutual agreement between David E. Ferguson and the Company, Mr. Ferguson's employment with the Company was terminated. Mr. Ferguson had served as the President-ARM Technology Group since May 1998 and held other positions within the Company since July 1993. Under the terms of the agreement, the Company will not provide severance pay to Mr. Ferguson.

     No quarterly cash dividend was paid on the Company's common stock or preferred stock during the third quarter of 1999. The Company will not pay or declare a dividend on the Company's common stock or preferred stock during the fourth quarter of 1999. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors based on the Company's results of operations, financial condition, capital requirements, and investment opportunities, but subject to legal and regulatory restrictions on the payment of dividends to the Company by its insurance subsidiaries.

     By correspondence dated August 5, 1999, Fidelity's Variable Insurance Products Fund and Variable Insurance Products Fund II (the "VIP Funds"), managed by Fidelity Management and Research Company, terminated the various participation agreements between the VIP Funds and the Company's insurance subsidiaries effective October 4, 1999. Contractholders of variable annuities in effect on October 4, 1999 will continue to be permitted to reallocate investments in the VIP Funds, redeem investments in the VIP Funds and/or invest in the VIP Funds. Shares of the VIP Funds will not be made available to variable annuity contractholders who purchase variable annuities offered by the Company's insurance subsidiaries after October 4, 1999.

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

     During the third quarter of 1999, the Company experienced approximately 50 employee resignations out of 330 full time employees. Consequently, management enacted an incentive stay pay program for certain of its remaining employees. The program is intended to provide sufficient incentive to retain employees through at least March 31, 2000. The program has been approved by the Ohio Department of Insurance with payments to employees guaranteed by Integrity. There can be no assurances that key employees will in fact be retained and the Company could incur additional third party consulting expenses as a result.

3. EFFECTS OF RATING AGENCY DOWNGRADES AND SUPERVISION ORDER ON ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The lowering of the Company's insurance subsidiaries' ratings, any future downgrades and the Supervision Order could cause actual results to be significantly adversely different from those estimates. These estimates are outlined below.

     Customers and distributors of an insurer's annuity products tend to focus on the ratings of the insurer to determine whether to buy or market such products. The ability of the Company to distribute its products and the persistency of its existing business has been materially adversely affected by the Company's insurance subsidiaries' lower ratings and the Supervision Order. Each of the rating agencies continues to assess the Company's insurance subsidiaries, and there can be no assurance that the Company's insurance subsidiaries current ratings will be maintained in the future. Accelerated withdrawals of retail customer deposits could materially adversely affect management estimates currently used for certain intangible assets including value of insurance in force and deferred policy acquisition costs.

     The Company's insurance subsidiaries held an intangible asset of $64.9 million for value of insurance in force and $162.0 million for deferred policy acquisition costs as of September 30, 1999. Value of insurance in force and deferred policy acquisition costs are amortized in proportion to the emergence of gross profits, including realized investment gains and losses, over the estimated term of the underlying policies. As noted above, the lowering of the Company's insurance subsidiaries' ratings and the Supervision Order has had, and will continue to have, a significant adverse impact on the persistency of its existing business. A significant increase in surrenders will cause these intangible assets to be amortized more quickly than current estimates because gross margin estimates used to actuarially determine the amortization of the assets, could be adversely affected by the acceleration of retail withdrawals.

     Considering the substantial doubt surrounding the Company's ability to continue as a going concern, and the impairment of the Company's ability to generate future business, $16.1 million of certain intangible assets were written off during the third quarter of 1999. These intangible assets primarily included goodwill and certain other costs associated with the SBM Company acquisition in 1995 and the acquisition of a third party distributor in 1999.

4.   DISCONTINUED OPERATIONS

     As a result of the General American Transaction and the Termination Transactions, the Company has now effectively exited from the institutional line of business. In addition, the

Company has made the decision to no longer pursue additional institutional spread or fee business (see Note 2 -- "Material Events").

     Accordingly, the Company has presented the operating results and financial condition for all of its institutional business as discontinued operations on the Condensed Consolidated Statements of Operations and Balance Sheets, respectively. Prior period amounts have been restated to reflect this presentation. The Company incurred charges of $193.0 million and $48.2 million for the nine months ended and three months ended September 30, 1999, respectively, as a loss from operations of discontinued operations. These charges include realized losses, net of tax, of $206.6 million and $47.3 million for the nine months ended and three months ended September 30,1999, respectively.

     Revenues from discontinued operations (consisting of investment income and fee income) for the nine months ended September 30, 1999 and 1998 totaled $177.3 million and $173.8 million, respectively, and for the three months ended September 30, 1999 and 1998 totaled $17.4 million and $67.7 million, respectively.

5.   SEGMENT INFORMATION

     Through June 30, 1999, the Company had four reportable segments: retail spread products and options (fixed and indexed annuities and face-amount certificates); institutional spread products (funding agreements, guaranteed investment contracts ("GICs") and certificates); retail variable fund options (fee-based variable annuity mutual fund options); and corporate and other. As discussed in Note 4 - "Discontinued Operations," effective during the third quarter, the institutional spread products ceased to be a reportable segment. This change is reflected for all periods presented below. The Company's corporate and other segment includes earnings on surplus assets of the Company's subsidiaries and holding company cash and investments, fee income from broker-dealer operations, unallocated amortization expenses, and various corporate expenditures that are not allocated to retail products. Income tax expense and preferred stock dividends are not allocated to any segment.

     The Company's reportable segments are based on the earnings characteristics of the product or service sold. The reportable segments are managed separately because the impact of fluctuating interest rates and changes in the equity market environment affects each segment's products and services differently. The Company evaluates segment performance based on pretax operating earnings.

     Revenues and earnings by segment for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------
(IN THOUSANDS)                                                                         1999               1998
----------------------------------------------------------------------------------------------------------------------
REVENUES (INVESTMENT INCOME AND FEE INCOME)
Retail spread products and options                                                    $ 59,607            $54,568
Retail variable fund options                                                             7,041              5,208
Corporate and other                                                                        131              3,711
                                                                                 -------------------------------------
   Total revenues from continuing operations                                          $ 66,779            $63,487
                                                                                 =====================================


EARNINGS
Retail spread products and options                                                     $ 9,099            $ 9,163
Retail variable fund options                                                             2,792              1,797
Corporate and other                                                                    (24,339)            (1,026)
                                                                                 -------------------------------------
    Pretax operating earnings from continuing operations                               (12,448)             9,934
Realized investment losses                                                              (6,590)            (4,638)
                                                                                 -------------------------------------
Income (loss) from continuing operations before income taxes                           (19,038)             5,296
Income tax benefit (expense) on operations                                             (20,576)                10
                                                                                 -------------------------------------
Income (loss) from continuing operations                                               (39,614)             5,306
Income (loss) from operations of discontinued operations, net of income taxes          (48,232)               372
                                                                                 -------------------------------------
Net income (loss)                                                                      (87,846)             5,678
Preferred stock dividends                                                               (1,045)            (2,000)
                                                                                 -------------------------------------
    Net income (loss) applicable to common shareholders                               $(88,891)           $ 3,678
                                                                                 =====================================


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ------------------------------------
(IN THOUSANDS)                                                                         1999              1998
---------------------------------------------------------------------------------------------------------------------
REVENUES (INVESTMENT INCOME AND FEE INCOME)
Retail spread products and options                                                  $ 172,792           $164,256
Retail variable fund options                                                           19,879             14,663
Corporate and other                                                                     6,373              8,184
                                                                                 ------------------------------------
    Total revenues from continuing operations                                       $ 199,044           $187,103
                                                                                 ====================================

EARNINGS
Retail spread products and options                                                  $  28,217           $ 29,182
Retail variable fund options                                                            7,182              5,492
Corporate and other                                                                   (29,927)            (4,774)
                                                                                 ------------------------------------
    Pretax operating earnings from continuing operations                                5,472             29,900
Non-recurring charges                                                                       -             (4,675)
Realized investment gains (losses)                                                    (28,428)             4,742
                                                                                 ------------------------------------
Income (loss) from continuing operations before income taxes                          (22,956)            29,967
Income tax expense on operations                                                      (31,356)            (6,937)
                                                                                 ------------------------------------
Income (loss) from continuing operations                                              (54,312)            23,030
Income (loss) from operations of discontinued operations, net of income taxes        (193,013)             5,524
                                                                                 ------------------------------------
Net income (loss)                                                                    (247,325)            28,554
Preferred stock dividends                                                              (3,135)            (4,376)
                                                                                 ------------------------------------
    Net income (loss) applicable to common shareholders                             $(250,460)          $ 24,178
                                                                                 ====================================


6.   INCOME TAXES

     Income tax expense from both continuing and discontinued operations for the nine months ended September 30, 1999, differs from that computed using the expected federal income tax rate of 35%. The difference is primarily attributable to (1) net increases of $9.1 million in valuation allowances relating to existing deferred tax assets as of December 31, 1998; (2) establishing a valuation allowance of $24.5 million for SFAS No. 115 unrealized losses(see below); (3) the Company not recording a tax benefit of $92.5 million for realized capital losses, partially offset by (4) the Company's use of temporary differences of $19.1 million for which a full valuation allowance was provided at December 31, 1998 (primarily net operating loss carry forwards).

     The following table progresses the Company's valuation allowance on deferred tax assets from December 31, 1998 through September 30, 1999 (in thousands):

     Balance at December 31, 1998                                                    $ 28,033
     Realized investment losses                                                        92,505
     Unrealized investment losses                                                      74,377
     Nonlife (primarily utilization of net operating loss carryforward)               (19,079)
     Current operations                                                                 9,147
                                                                               ---------------------

     Balance at September 30, 1999                                                   $184,983
                                                                               =====================

     For 1999, due to limited capital loss carry back potential, a full valuation allowance of $92.5 million was provided against capital loss carry forwards generated in excess of amounts available for capital loss carry back. In addition, a full valuation allowance of $74.4 million was established on deferred tax assets related to SFAS No. 115 unrealized losses on available-for-sale securities. Furthermore, a valuation allowance of $9.1 million was provided against ordinary deferred tax assets net of deferred tax liabilities. This valuation allowance reduced the net deferred tax asset to $10.4 million, an amount equal to the potential benefit of operating loss carry backs of the Company. Finally, the Company utilized temporary differences of $19.1 million for which a valuation allowance was previously provided.

     The portion of the SFAS No. 115 related valuation allowance related to unrealized losses existing at December 31, 1998 was recorded as a charge to income tax expense pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes". This charge increased income tax expense by $24.5 million for the nine months ended September 30, 1999. The portion of this valuation allowance related to unrealized losses that have emerged subsequent to December 31, 1998 was recorded as a component of other comprehensive income in shareholders' equity.

     As of December 31, 1998 and March 31, 1999, it was management's judgment that no valuation allowance was necessary on deferred tax assets related to SFAS No. 115 unrealized investment losses. This judgment changed during the second quarter of 1999, due primarily to realized investment losses on the termination of a reinsurance agreement and realized investment losses on investment securities associated with the Company's remaining institutional line of business. As a result of this change in estimate, a valuation allowance of approximately 50% was provided. It is management's best estimate that as of September 30, 1999, a valuation allowance of 100% is necessary on deferred tax assets related to unrealized investment losses. This estimate changed during the third quarter of 1999, as it is now likely that no substantial tax benefits will ultimately be realized related to existing unrealized investment losses.

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

     The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for continuing operations:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                           1999                               1998
                                             ---------------------------------  ---------------------------------

                                                Weighted                           Weighted
                                                Average         Per Share          Average            Per Share
(SHARES IN THOUSANDS)                            Shares           Amount            Shares              Amount
------------------------------------------------------------------------------  ---------------------------------

Basic EPS                                        23,829          $ (1.71)           23,491             $0.14

Effect of dilutive stock options                      -               -                759                -
                                             ---------------------------------  ---------------------------------
Diluted EPS                                      23,829          $ (1.71)           24,250             $0.14
                                             =================================  =================================



                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------

                                                           1999                              1998
                                             --------------------------------- ----------------------------------
                                               Weighted                          Weighted
                                               Average           Per Share       Average          Per Share
(SHARES IN THOUSANDS)                           Shares            Amount          Shares           Amount
                                             --------------------------------- ----------------------------------

Basic EPS                                        23,823           $(2.41)           23,407         $  0.80

Effect of dilutive stock options                      8               -                904           (0.03)
                                             --------------------------------- ----------------------------------

Diluted EPS                                      23,831           $(2.41)           24,311          $ 0.77
                                             ================================= ==================================


8.   COMPREHENSIVE INCOME

     The components of comprehensive loss, net of related tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ----------------------------------
(IN THOUSANDS)                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                   $ (87,846)        $  5,678
Change in net unrealized gains and losses on available-for-sale securities            (83,072)         (38,985)
                                                                                 ----------------------------------
Comprehensive loss                                                                 $ (170,918)       $ (33,307)
                                                                                 ==================================


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------

(IN THOUSANDS)                                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                  $ (247,325)         $ 28,554
Change in net unrealized gains and losses on available-for-sale                       (23,537)          (66,233)
securities
                                                                                -------------------------------------
Comprehensive loss                                                                 $ (270,862)        $ (37,679)
                                                                                =====================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On July 29, 1999, the Company announced that it was restructuring its institutional business and positioning its retail business and technology operations for the sale of the Company or its businesses or its assets (a "Sale Transaction"). The Company's efforts to consummate a Sale Transaction have not yet been concluded. In order to preserve and maximize value for policyholders as well as for the Company's creditors and/or stockholders, the Company requested and was granted regulatory supervision with respect to its insurance subsidiary, Integrity Life Insurance Company ("Integrity"), from the Ohio Department of Insurance, its domiciliary regulator.

     On August 20, 1999, the Ohio Department of Insurance issued a Supervision Order. Under the terms of the Supervision Order, Integrity has continued payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments, including dividends to the Company. The Supervision Order also suspended the processing of surrenders of policies except in cases of approved hardship. On August 31, 1999, the Supervision Order was amended to allow Integrity to resume processing surrender requests from its variable life and annuity policyholders. The Supervision Order is automatically extended for successive 60-day periods until written notice ending the supervision is given to Integrity. On October 30, 1999, the Supervision Order was automatically extended.

     This regulatory action is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. The Ohio Department of Insurance, in its supervision role, has retained outside consultants including investment bankers, lawyers, and actuaries to monitor Integrity's operations. There can be no assurance as to whether a Sale Transaction will be consummated or whether the Ohio Department of Insurance will seek to place Integrity in rehabilitation and/or liquidation. At present, the Company believes that as long as the negotiation process with a current prospective buyer has a reasonable probability of success, the Ohio Department of Insurance will not take such action.

     Currently, National Integrity Life Insurance Company ("National Integrity") is not under regulator supervision. However, the possibility exists that National Integrity could be placed in rehabilitation by the New York Department of Insurance if the New York Department believes that such action is necessary or appropriate to protect the interests of policyholders. National Integrity is domiciled in New York.

     The Board of Directors of the Company is continuing to explore certain strategic alternatives, including a Sale Transaction. There can be no assurance that a Sale Transaction or any other strategic alternative will be developed or consummated or as to the price or value that might be obtained, or whether such price would be sufficient to satisfy all known or potential claims of the Company's creditors and/or stockholders.

     Regardless of whether the Company is able to find a suitable buyer for its insurance subsidiaries or its businesses or assets, the Company is likely to cease doing business as a going concern. Even in the event of a sale of the Company's insurance subsidiaries, the Company is more likely to liquidate its other assets rather than seek new business initiatives without its insurance subsidiaries. Accordingly, the Company is considering all of the options available to it, including a bankruptcy filing. Depending upon whether a Sale Transaction occurs or not, and depending upon the amount of the proceeds of any Sale Transaction, there can be no assurance that the Company is or will be solvent or will be able to avoid a voluntary or involuntary Chapter 11 or Chapter 7 proceeding under federal bankruptcy law.

     As part of the institutional restructuring, on August 3, 1999, the Company and General American Life Insurance Company ("General American") completed a transaction (the "General American Transaction") whereby General American recaptured approximately $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to one of the Company's insurance subsidiaries, Integrity. The General American Transaction, which terminated the reinsurance and related agreements, including a marketing partnership agreement, was effective as of July 26, 1999. These assets and related liabilities were part of a joint product development, marketing and reinsurance relationship with General American involving funding agreements and guaranteed investment contracts. As a result of the General American Transaction, the Company recorded a charge of $90 million during the second quarter of 1999, primarily due to interest rate related decreases in the fair value of investment securities recaptured by General American.

     By October 15, 1999, the Company reached settlement agreements with its remaining three institutional clients, each of which had, or may have had, the right to withdraw their deposits due to the Company's lower ratings (described below), the Supervision Order from the Ohio Department of Insurance and/or other negotiated covenants. Pursuant to these settlement agreements, the parties agreed to transactions (collectively, the "Termination Transactions") whereby all of the liabilities of the Company's institutional business with these remaining three clients were terminated and discharged subject only to the payment of the March 2000 Note and the March 2000 Payable described below.

     Seven shareholder class action lawsuits have been filed in the United States District Court for the Western District of Kentucky against the Company and certain of its officers. The lawsuits allege that the Company and certain of its officers violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or omitting material information about its results of operations and financial condition. The lawsuits further allege that as a result of the purportedly false and misleading information and failure to disclose material facts, the price of the Company's securities were artificially inflated. The lawsuits seek damages in an amount to be proven at trial, interest thereon, reasonable attorney and expert witness fees and other costs, and other relief as permitted by law or equity. The Company intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

     As part of the Termination Transactions, the Company transferred or assigned to these institutional clients all assets (and/or proceeds from the sale of assets) backing the discharged institutional liabilities, including all of the marketable securities owned by the Company's special purpose vehicles ("SPVs"), 212 Certificate Company and 312 Certificate Company, and all of the assets held in certain Integrity separate accounts. Integrity, or the Company, also paid these institutional clients an aggregate amount in cash of approximately $15.75 million (the "Cash Payments") at or shortly following execution of the settlement agreements.

     Integrity also executed and delivered a promissory note (the "March 2000 Note") in favor of an institutional client in the principal amount of $16.4 million as part of the Termination Transactions. The March 2000 Note will mature on the earlier of March 31, 2000, or the closing of certain material sale transactions ("Acquisition Transactions") with respect to Integrity or National Integrity, including a change of control transaction. Maturity of the March 2000 Note may be accelerated in the event of a default by Integrity in connection with insolvency, bankruptcy or certain other events involving Integrity or its subsidiaries. At maturity, the unpaid principal and accrued interest is payable in full, provided that if the maturity date occurs prior to March 31, 2000, by reason of the closing of an Acquisition Transaction, the total principal amount due will be only $12.0 million if paid in full, with all accrued interest, on such earlier maturity date.

     Integrity also agreed to pay an institutional client, as part of the Termination Transactions, $7.9 million with interest paid monthly, plus certain fees and expenses not in excess of $500,000, on the earlier of March 31, 2000, or the closing of certain material transactions by Integrity, including a change of control transaction (such payment obligation, the "March 2000 Payable").

     The Company does not intend to pursue additional institutional spread or institutional fee business. As a result of the General American Transaction and the Termination Transactions, the Company has now effectively exited from the institutional line of business and, as such, the Company has presented the operating results and financial condition for all of its institutional business as discontinued operations on the Condensed Consolidated Statements of Operations and Balance Sheets, respectively. Prior period amounts have been restated to reflect this presentation (see Note 4 below). The Company recorded a total charge of $48.2 million and $193.0 million during the three months and nine months ended September 30, 1999, respectively, as loss from operations of discontinued operations.

     The Company's decision to restructure and ultimately exit the institutional business was driven by the need to address concerns of rating agencies and potential purchasers, improve the Company's statutory capitalization ratios, and address the interest rate related decline in the fair value of investment securities in the Company's institutional spread products segment. In addition, management believes that the restructuring was necessary in order to position the Company for a Sale Transaction. Statutory capitalization ratios reflect the Company's surplus, or assets held in excess of customer deposits and other liabilities, as a percentage of the Company's assets.

     Following the Company's July 29, 1999 announcement, the Company's and its insurance subsidiaries' ratings were lowered several times. The ratings of the Company's insurance subsidiaries before and after the downgrades are as follows:

                                                                                     Rating
                                                             -----------------------------------------------------
    Rating Agency                                                       From                         To
    -----------------------------                            -----------------------------------------------------
    Financial Strength and Claims-Paying Ability:
        A.M. Best Company                                    A (Excellent)               E (Under Regulatory
                                                                                              Supervision)
        Duff & Phelps                                        A+ (High)                   DD (Under Regulatory
                                                                                                  Intervention)
        Moody's Investors Service                            Baa1 (Adequate)             B3 (Poor)
        Standard & Poor's Corp. (Integrity)                  A (Strong)                  R (Regulatory Action)
        Standard & Poor's Corp. (National Integrity)         A (Strong)                  B (Weak)

    Short-Term Claims-Paying Ability:
        Duff & Phelps                                        D-1                         D-5
        Standard & Poor's Corp.                              A-1                         C

     Customers and distributors of an insurer's annuity products tend to focus on the ratings of the insurer to determine whether to buy or market such products. The ability of the Company to distribute its products and the persistency of its existing business has been and is likely to be materially adversely affected by the lower ratings and Supervision Order.

     Following publication of the lower ratings, the Company complied with institutional customers' withdrawal requests of $160.3 million during August 1999.

     The Company was subject to a covenant in its bank credit agreement (a restriction on transferring more than 15% of the Company's assets) that required the Company to pay off, renegotiate or obtain a waiver with respect to its $38 million long-term debt prior to completing the General American Transaction. On August 3, 1999, the Company secured new debt financing of a $38 million note from GenAmerica Corporation, an affiliate of General American ("GenAmerica"), paid in full its outstanding long-term bank debt, and terminated its revolving line of credit associated with the bank credit agreement.

     On November 15, 1999, the Company entered into an extension agreement with GenAmerica in conjunction with the new note. Pursuant to the extension agreement, the note will mature on November 30, 1999. The note had previously been extended to November 15, 1999. Maturity of the note may be accelerated by GenAmerica in the event of a default by the Company in connection with insolvency, bankruptcy or certain other events involving the Company or its subsidiaries upon written notice. At maturity the unpaid principal and all accrued interest is payable. There can be no assurance that this note will be further extended.

     The Company believes that its capability to market retail products and the persistency of existing retail business have been materially and adversely impacted by the Company's insurance subsidiaries' lower ratings. Accordingly, management believes that the Company's ability to generate earnings has been substantially impaired. However, it is not possible to determine the financial effects of this impairment.

     On August 26, 1999, the New York Stock Exchange suspended trading of the Company's common stock. Following the suspension, application was made to the Securities and Exchange Commission to delist the issue. The Exchange's action was taken due to the Company's unsatisfactory financial condition as well as the stock's low selling price. The Exchange's appraisal was based on disclosures included in the Company's June 1999 Form 10-Q, filed on August 23, 1999. The Company's common stock subsequently began trading electronically on the OTC Bulletin Board under the ticker symbol "ARMGA."

     On August 27, 1999, Martin H. Ruby also resigned his position as Chief Executive Officer of the Company and as Chairman and a member of the Board of Directors of the Company. However, his employment has not been terminated by the Company. Following Mr. Ruby's resignation, the Company's Board of Directors created an Office of the President, which is comprised of John R. Lindholm, President - Retail Business Division, John R. McGeeney, Executive Vice President - General Counsel, and William H. Panning, Executive Vice President and Chief Investment Officer. Effective as of November 15, 1999, by mutual agreement between David E. Ferguson and the Company, Mr. Ferguson's employment with the Company was terminated. Mr. Ferguson had served as the President-ARM Technology Group since May 1998 and held other positions within the Company since July 1993. Under the terms of the agreement, the Company will not provide severance pay to Mr. Ferguson.

     No quarterly cash dividend was paid on the Company's common stock or preferred stock during the third quarter of 1999. The Company will not pay or declare a dividend on the Company's common stock or preferred stock during the fourth quarter of 1999. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors based on the Company's results of operations, financial condition, capital requirements, and investment opportunities, but subject to legal and regulatory restrictions on the payment of dividends to the Company by its insurance subsidiaries.

     By correspondence dated August 5, 1999, Fidelity's Variable Insurance Products Fund and Variable Insurance Products Fund II (the "VIP Funds"), managed by Fidelity Management and Research Company, terminated the various participation agreements between the VIP Funds and the Company's insurance subsidiaries effective October 4, 1999. Contractholders of variable annuities in effect on October 4, 1999 will continue to be permitted to reallocate investments in the VIP Funds, redeem investments in the VIP Funds and/or invest in the VIP Funds. Shares of the VIP Funds will not be made available to variable annuity contractholders who purchase variable annuities offered by the Company's insurance subsidiaries after October 4, 1999.

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

     During the third quarter of 1999, the Company experienced approximately 50 employee resignations out of 330 full time employees. Consequently, management enacted an incentive stay pay program for certain of its remaining employees. The program is intended to provide sufficient incentive to retain employees through at least March 31, 2000. The program has been approved by the Ohio Department of Insurance with payments to employees guaranteed by Integrity. There can be no assurances that key employees will in fact be retained and the Company could incur additional third party consulting expenses as a result.

GENERAL

     The Company provides retirement savings and investment products through its insurance company subsidiaries. During July 1999, the Company made a decision to no longer pursue institutional spread or institutional fee business. This business is now classified as discontinued operations for all periods presented (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements). The Company derives its earnings from the investment spread and fee income generated by the assets it manages. The Company groups its operations into two operating segments (retail spread products and options and retail variable fund options) and a corporate segment, based on the earnings characteristics of the products or services.

     The Company earns a spread between what is earned on invested assets and what is credited to customer accounts with its retail spread products and options segment (primarily fixed and indexed annuities). The Company receives a fee in exchange for managing customers' deposits, and the customers accept the investment risk with its retail variable fund options segment (variable annuity mutual fund options). Fee-based business is less capital intensive than the spread businesses and provides the Company with diversified sources of income.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998.

     The Company recognized a net loss of $39.6 million from continuing operations during the third quarter of 1999 compared to net income of $5.3 million for the third quarter of 1998. For the nine months ended September 30, the net loss from continuing operations was $54.3 million in 1999, compared with net income of $23.0 million in 1998. Major components of the net loss from continuing operations includes a $16.1 million write-off of intangible assets (mainly goodwill) in each period, realized investment losses of $6.6 million and $28.4 million for the three and nine months periods, respectively, and income taxes substantially higher than the expected 35% federal income tax rate in each period. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Annualized pretax operating earnings for the retail spread products and options segment were 1.19% and 1.32% of average assets under management of $3.1 billion and $2.78 billion for that segment during the third quarter of 1999 and 1998, respectively. For the nine months ended

September 30, annualized pretax operating earnings for that segment were 1.28% and 1.39% of average assets under management of $3.0 billion and $2.80 billion in 1999 and 1998, respectively. Annualized pretax operating earnings for the retail variable fund options segment (fee business) were 0.61% and 0.53% of average assets under management of $1.84 billion and $1.36 billion for that segment during the third quarter of 1999 and 1998, respectively. For the nine months, annualized pretax operating earnings for that segment were 0.54% and 0.57% of average assets under management of $1.77 billion and $1.29 billion in 1999 and 1998, respectively.

     Annualized investment spread rates for the Company's spread-based operating segment for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                                                                      Three Months Ended
                                                                                         September 30,
                                                                           -----------------------------------------
                                                                                   1999                 1998
 ------------------------------------------------------------------------  ---------------------  ------------------
 Retail spread products and options segment:
     Investment yield                                                                7.75%                7.81%
     Average credited rate                                                          (5.86%)              (5.78%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      1.89%                2.03%
                                                                           =====================  ==================




                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           -----------------------------------------
                                                                                   1999                 1998
                                                                           ---------------------  ------------------
 Retail spread products and options segment:
     Investment yield                                                                7.84%                7.85%
     Average credited rate                                                          (5.81%)              (5.77%)
                                                                           ---------------------  ------------------
         Investment spread rate                                                      2.03%                2.08%
                                                                           =====================  ==================


     During the third quarter of 1999, the Company held higher cash balances in order to meet increased surrender activity. This resulted in an overall decrease in investment yields for 1999 compared to 1998.

     The average credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix.

     Variable annuity fees, which are based on the market value of the mutual fund assets supporting variable annuity customer deposits in nonguaranteed separate accounts, increased to $7.0 million in the third quarter of 1999 from $5.2 million in the third quarter of 1998. For the nine months ended September 30, variable annuity fees increased to $19.9 million in 1999 from $14.7 million in 1998. This increase is primarily attributable to asset growth from a stock market driven increase in the value of existing variable annuity deposits invested in mutual funds and from the receipt of variable annuity deposits.

     Assets under management by business segment as of September 30, 1999 and 1998 were as follows:


                                                                               SEPTEMBER 30,
                                                         ----------------------------------------------------------
                                                                    1999                          1998
                                                         ----------------------------------------------------------
                                                                          Percent of                 Percent of
 (DOLLARS IN MILLIONS)                                       Amount         Total        Amount         Total
 -----------------------------------------------------------------------------------------------------------------

   Spread products and options (primarily fixed annuity
      deposits)                                               $3,063.7        64%        $2,760.9        67%
   Variable fund options (variable annuity deposits
      invested in mutual funds)                                1,723.1        36          1,340.2        33
                                                         ---------------------------------------------------------
 Total assets under management                               $ 4,786.8*      100%       $ 4,101.1       100%
                                                         =========================================================

 * Persistency of existing retail business has been materially adversely affected by the lower ratings of the Company's insurance subsidiaries and Supervision Order. (See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements and "--Recent Developments.")


     The increase in total retail assets under management was primarily attributable to sales, net of surrenders, of a variety of retail products, and the investment performance of variable fund options due to strong stock market returns.

     Sales represent premiums and deposits received for products offered through the Company's insurance subsidiaries. Sales by market and type of product for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                   ---------------------------------

 (IN MILLIONS)                          1999              1998
 --------------------------------  ----------------  ---------------



 Retail sales:
   Spread products                     $  88.4       $       40.3
   Variable products:
     Spread options                       20.3               27.0
     Fund options                         47.7               72.5
                                   ----------------  ---------------
   Total variable products                68.0               99.5
                                   ================  ===============
 Total retail sales                   $  156.4       $      139.8
                                   ================  ===============


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                          ---------------------------------
 (IN MILLIONS)                                 1999              1998
 ---------------------------------------  ----------------  ---------------

 Retail sales:
   Spread products                           $  414.0       $    104.4
   Variable products:
     Spread options                              97.1             63.0
     Fund options                               172.3            237.1
                                          ----------------  ---------------
   Total variable products                      269.4            300.1
                                          ----------------  ---------------
 Total retail sales                          $  683.4       $    404.5
                                          ================  ===============

     The lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and the Supervision Order have materially adversely affected both current and future retail sales growth and persistency of existing retail business. As a result of the downgrades a number of broker dealers are no longer accepting business from the Company. Also, effective October 4, 1999, Fidelity Management and Research Company terminated the various participation agreements between the Variable Insurance Product Funds and the Company's insurance subsidiaries. In addition, the Company has exited the institutional spread and institutional fee businesses. Accordingly, management believes that the Company's ability to generate earnings has been substantially impaired. (See
Note 2 of Notes to Condensed Consolidated Financial Statements and "-Recent Developments").

     Total retail sales increased during the nine months and three months ended September 30, 1999 with an increase of approximately 69% and 12%, respectively, over the corresponding prior periods. The increase in retail sales occurred during the first half of the year and early in the third quarter prior to the lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and the Supervision Order. The previous growth in the first half of the year and early third quarter was attributable to an increase in marketing efforts to broaden and strengthen the Company's retail franchise. This included efforts to expand and diversify the Company's retail market presence by increasing the number of producers. Effective April 16, 1999, the Company completed the acquisition of the assets and operations of Financial Marketing Group, Inc., FMG Distributors, Inc. and FMG Advisors, Inc. (collectively, "FMG"). FMG, one of the nation's largest independent marketers of variable and fixed annuities, was a key distributor of the Company's products. The acquisition was intended to expand the Company's in-house retail distribution capabilities. However, as discussed above, sales of all retail products have been materially adversely affected by the lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and the Supervision Order.

     Net surrenders of retail spread and variable annuity products and options issued by the Company's insurance subsidiaries were $232.5 million for the third quarter of 1999, compared to $99.7 million for the third quarter of 1998. For the nine months, such net surrenders were $427.8 million in 1999, compared to $283.7 million in 1998. Surrender charge income increased to $5.0 million in the third quarter of 1999, from $1.3 million in the third quarter of 1998. For the nine months ended September 30, surrender charge income increased to $8.0 million in 1999 from $4.5 million in 1998. Current and future surrenders of retail products have been adversely affected due to the lowering of the Company's insurance subsidiaries' ratings during the third quarter of 1999 and the Supervision Order. However, the Supervision Order regarding Integrity suspended the processing of surrender of policies (except variable life and annuity policies) which has kept the level of surrenders from being even higher. It is likely that surrender activity will continue at a high level if the Company is unable to find a suitable buyer for the Company's insurance subsidiaries.

     Operating expenses were $10.9 million in the third quarter of 1999, compared to $7.6 million in the third quarter of 1998. For the nine months ended September 30, operating expenses were $28.9 million in 1999, compared to $21.5 million in 1998. Operating expenses for the first nine months of 1999 included increased spending to strengthen the in-house investment department, marketing operations and on technology infrastructure to enhance retail franchise Internet applications. In addition, the third quarter operating expenses include certain costs associated with the potential sale of the Company.

     Amortization of deferred policy acquisition costs related to operations was $7.6 million in the third quarter of 1999, compared to $3.2 million in the third quarter of 1998. For the nine months ended September 30, such amortization was $16.8 million in 1999, compared to $9.2 million in 1998. This increase was the result of growth in the deferred policy acquisition cost asset due to additional sales of fixed, indexed and variable annuity products and increased amortization in the third quarter as the result of higher surrenders as discussed previously. Variable costs of selling and issuing the Company's insurance subsidiaries' products (primarily commissions and certain policy issuance and marketing costs) are deferred and then amortized over the expected life of the contracts.

     Approximately $16.0 million of certain intangible assets were written off during the third quarter of 1999. These intangible assets primarily include goodwill and certain other costs associated with the SBM Company acquisition in 1995 and the acquisition of a third party distributor in 1999.

     The Company recorded non-recurring charges of $4.7 million for the nine months ended September 30, 1998, of which $3.6 million was part of a retirement package for John Franco, the Company's former Co-Chairman and Co-Chief Executive Officer, and $1.1 million was related to registration expenses associated with the Company's secondary offering of common stock.

     Other expenses, net, increased to $3.8 million in 1999, from $1.8 million in 1998. The increase is primarily attributable to higher mortality related costs in 1999.

     Realized investment gains and losses, which are reported net of related amortization of deferred policy acquisition costs and value of insurance in force, were losses of $6.6 million during the third quarter of 1999 and $4.6 million during the third quarter of 1998. For the nine months ended September 30, realized investment losses were $28.4 million in 1999, compared to realized investment gains of $4.7 million in 1998. The higher level of losses in 1999 include an estimated loss of $17.9 million related to the write-down to fair value of fixed income securities believed to be permanently impaired and securities sold in the third quarter at a loss in order to increase liquidity for higher surrenders from the ratings downgrade and Supervision Order.

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

     The Company recorded income tax expense from both continuing and discontinued operations of $21.3 million for the third quarter of 1999, compared to income tax expense of $0.2 million for the third quarter of 1998. For the nine months ended September 30, income tax expense was $41.7 million in 1999, compared to $9.9 million in 1998. The difference between the 35% statutory tax rate and the 1999 effective rates for both the three months and nine months ended September 30, 1999 primarily relates to increases in deferred tax asset valuation allowances primarily attributable to (1) the Company determining that it is now more likely than not that certain deferred tax assets related to continuing operations and SFAS No. 115 in unrealized losses that existed as of December 31, 1998 will not be realized, and (2) the Company not recording a tax benefit for capital and other losses incurred during 1999. The increases in deferred tax asset valuation allowances were partially offset as a result of the Company utilizing net operating loss carry forwards and other temporary differences for which a valuation allowance was previously provided.

ASSET PORTFOLIO REVIEW

     The Company primarily invests in securities with fixed maturities with the objective of earning reasonable returns while limiting credit and liquidity risks. At amortized cost, fixed maturities at September 30, 1999 totaled $1.9 billion, compared with $1.9 billion at December 31, 1998, representing approximately 79% and 84% of total cash and investments, respectively.

     The Company's cash and investments as of September 30, 1999 are detailed as follows:


                                                                     Amortized Cost
                                                               ---------------------------
                                                                             Percent of     Estimated
 (DOLLARS IN MILLIONS)                                            Amount        Total       Fair Value
 --------------------------------------------------------------------------------------------------------
 Fixed maturities:
   Corporate securities                                            $1,155.5       48.7%      1,018.4
   Mortgage-backed securities:
     Collateralized mortgage obligations:
       Non-agency                                                     426.5      17.9          390.1
       Agency                                                          58.0       2.4           50.7
     Agency pass-throughs                                              17.4       0.7           17.3
   Asset-backed securities                                            136.6       5.7          119.8
   U.S. Treasury securities and obligations
     of U.S. government agencies                                       50.7       2.1           49.6
   Other government securities (primarily foreign)                     39.5       1.7           32.8
                                                               ------------------------------------------
 Total fixed maturities                                             1,884.2      79.2        1,678.7

 Equity securities (i.e., non-redeemable
   preferred stock)                                                    23.7       1.0           21.5
 Mortgage loans on real estate                                         12.4       0.5           12.4
 Policy loans                                                         132.0       5.6          132.0
 Cash and cash equivalents                                            324.5      13.7          324.5
                                                               ------------------------------------------

 Total cash and investments                                        $2,376.8       100.0%     2,169.1
                                                               ==========================================

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

     Net unrealized losses on available-for-sale securities totaled $161.9 million (net of $40.2 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $10.5 million of deferred income tax benefit which was completely offset by a full valuation allowance included in the Company's tax provision) at September 30, 1999, compared to net unrealized losses of $138.3 million (net of $20.6 million of related capitalization of deferred policy acquisition costs and value of insurance in force and $74.5 million of deferred income tax benefit) at December 31, 1998. The unrealized losses on available-for-sale securities are attributable to volatility in the bond market that began during the third quarter of 1998 and continue currently. Economic contractions in Asia, Latin America and Russia created a "flight to quality," mainly to U.S. Treasury securities, which decreased values in the rest of the bond market as a result of the widening of credit spreads on bonds (i.e., the yield on an investment above the yield of a U.S. Treasury security with a similar duration). In addition, the liquidity in the bond market has diminished which further depressed bond prices. Also, during 1999, the overall level of interest rates increased further. Further increases in interest rates and/or widening of credit spreads will further decrease bond prices and increase the unrealized losses on available-for-sale securities.

     The change in net unrealized gains and losses on available-for-sale securities for the nine months ended September 30, 1999 decreased reported shareholders' equity by $23.5 million as compared to a decrease of $158.6 million for the year ended December 31, 1998. At September 30, 1999 and December 31, 1998, shareholders' equity excluding the effects of SFAS No. 115 was $100.8 million and $348.8 million, respectively.

     The Company's portfolio includes collateralized mortgage obligations ("CMOs"), which are pools of mortgages that are segregated into sections, or tranches, that provide prioritized retirement of bonds rather than a pro rata share of principal return as in the agency pass-through structure. The underlying mortgages of agency CMOs are guaranteed by the U.S. government or U.S. government agencies. At September 30, 1999, 77% of the Company's non-agency CMO investments (on an amortized cost basis) used mortgage loans or mortgage loan pools (primarily residential in nature), letters of credit, agency mortgage pass-through securities, and other types of credit enhancement as collateral. The remaining 23% of the non-agency CMOs used commercial mortgage loans as collateral.

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

Securities that have an amortized cost that is greater than par (i.e., purchased at a premium) that are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss, versus an increase in yield or a gain if the mortgages prepay slower than expected. Those securities that have an amortized cost that is less than par (i.e., purchased at a discount) that are backed by mortgages that prepay faster than expected will generate an increase in yield or a gain, versus a decrease in yield or a loss if the mortgages prepay slower than expected. The reduction or increase in yields may be partially offset as funds from prepayments are reinvested at current interest rates. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The Company had gross unamortized premiums and unaccreted discounts of MBSs of $2.9 million and $11.2 million, respectively, at September 30, 1999.

     Asset-backed securities ("ABS") are securitized bonds which can be backed by, but not limited to, collateral such as home equity loans, second mortgages, automobile loans and credit card receivables. At September 30, 1999, home equity loan collateral represented 44% of the Company's investments in the ABS market. The typical structure of an ABS provides for favorable yields, high credit rating and stable prepayments.

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

     Total cash and investments (on an amortized cost basis) were 91% and 89% investment grade or equivalent at September 30, 1999 and December 31, 1998, respectively. Investment grade securities are those classified as 1 or 2 by the National Association of Insurance Commissioners ("NAIC") or, where such classifications are not available, having a rating on the scale used by Standard and Poor's Corporation ("S&P") of BBB- or above. Yields available on non-investment grade securities are generally higher than are available on investment grade securities. However, credit risk is greater with respect to such non-investment grade securities. The Company attempts to reduce the risks associated with non-investment grade securities by limiting exposure to any one issuer and by monitoring the creditworthiness of such issuers. Additionally, the Company has a diversified portfolio of dollar denominated bonds issued in the U.S. by foreign governments, banks and corporations, including an exposure to the Asian and Latin American markets. At September 30, 1999, such foreign securities represented 8% of the Company's cash and investments (on an amortized cost basis), with Asian and Latin American securities representing 6% of total cash and investments. The Company's Asian and Latin American non-investment grade securities represented approximately 37% of the Company's total investment in non-investment grade securities. The Company reduces the risks associated with buying foreign securities by limiting the exposure to both issuer and country. The Company monitors the creditworthiness of such issuers and the stability of each country. The Company's investment portfolio has minimal exposure to real estate, mortgage loans and common equity securities, which represented less than 0.5% of cash and investments as of September 30, 1999.

     At September 30, 1999, the ratings assigned by the NAIC and comparable S&P ratings on the Company's fixed maturity portfolio were as follows:

                                                                                    Amortized Cost
                                                                               -------------------------
               NAIC                     S&P                                                  Percent     Estimated
            Designation            Comparable Rating                             Amount      of Total    Fair Value
  -------------------------------- ------------------------------------------- ------------ ------------ ------------
                                                    (DOLLARS IN MILLIONS)

                 1                 AAA, AA, A                                     $  840.7      44.5%         760.4
                 2                 BBB                                               819.9      43.5          732.1
                 3                 BB                                                114.1       6.1           89.8
                 4                 B                                                 101.6       5.4           88.6
                 5                 CCC, CC, C                                          6.7       0.4            6.4
                 6                 CI, D                                               1.2       0.1            1.4
                                                                                ------------ ------------ ------------
                                                   Total fixed maturities         $1,884.2     100.0%       1,678.7
                                                                                ------------ ------------ ------------
                                                                                ------------ ------------ ------------


     Assets held in the Company's insurance subsidiaries' guaranteed separate accounts (on an amortized cost basis) include $820 million and $720 million of cash and investments at September 30, 1999 and December 31, 1998, respectively, of which approximately 85% and 91% were fixed maturities. Total guaranteed separate account cash and investments were 91% investment grade at both September 30, 1999 and December 31, 1998. Separate accounts are investment accounts maintained by an insurer to which funds have been allocated for certain products under provisions of relevant state law. The investments in each separate account are maintained separately from those in other separate accounts and from the insurer's general account.

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

 INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are organized and in the other jurisdictions where they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers including granting and revoking licenses to transact business, regulation of marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval, and other related matters. The primary purpose of such supervision and regulation under the insurance statutes of Ohio and New York (the domiciliary states of the Company's insurance subsidiaries, Integrity and National Integrity, respectively), as well as other jurisdictions, is the protection of policyholders rather than investors or shareholders of an insurer. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

     In the event of a default on the Company's debt or the insolvency, liquidation or other reorganization of the Company, the creditors and stockholders of the Company will have no right to proceed against the assets of Integrity or National Integrity or to cause their liquidation under federal or state bankruptcy laws. Insurance companies are not subject to such bankruptcy laws but are instead governed by state insurance laws relating to liquidation or rehabilitation due to insolvency or impaired financial condition. Therefore, if Integrity or National Integrity were to be liquidated or be the subject of rehabilitation proceedings, such liquidation or rehabilitation proceedings would be conducted by the OhioSuperintendent of Insurance and the New York Insurance Superintendent, respectively, as the receiver with respect to all of Integrity's or National Integrity's assets and business. Under the Ohio and New York insurance laws, all creditors of Integrity or National Integrity, including policyholders, would be entitled to payment in full from such assets before the Company or Integrity Holdings, Inc., as indirect or direct stockholders, would be entitled to receive any distribution therefrom. On August 20, 1999, a Supervision Order was issued with respect to Integrity. On October 30, 1999, the Supervision Order was automatically extended (see " - Recent Developments").]

LIQUIDITY AND FINANCIAL RESOURCES

HOLDING COMPANY OPERATIONS

     The Company's efforts to consummate a Sale Transaction have not yet been concluded. In order to preserve and maximize value for policyholders as well as for the Company's creditors and/or stock holders the Company requested and was granted regulatory protection with respect to Integrity from the Ohio Department of Insurance. On August 20, 1999, Integrity consented to a Supervision Order issued by the Ohio Department of Insurance. On August 31, 1999, the Supervision Order was amended and on October 30, 1999, the Supervision Order was automatically extended.

     The Board of Directors of the Company is continuing to explore certain strategic alternatives, including a Sale Transaction. There can be no assurance that a Sale Transaction or any other strategic alternative will be developed or consummated or as to the price or value that might be obtained, or whether such price would be sufficient to satisfy all known or potential claims of the Company's creditors and/or stockholders.

     Due to the Company's limited resources and the substantial likelihood that the Company will be unable to receive dividends from its insurance subsidiaries sufficient to meet ongoing cash needs, management believes that if a Sale Transaction is not consummated, then the Company's ability to continue as a going concern is in substantial doubt. Without the financial strength of a buyer, the Company may not have adequate levels of capital to service its obligations, including the $38 million note and the $75 million of preferred stock. There can be no assurance that the Company will be able to obtain sufficient capital to meet its liquidity needs. Even in the event of a sale of the Company's insurance subsidiaries, the Company is more likely to liquidate its other assets rather than seek new business initiatives without its insurance subsidiaries. Accordingly, the Company is considering all of the options available to it, including a bankruptcy filing. Depending upon whether a Sale Transaction occurs or not, and depending upon the amount of the proceeds of any Sale Transaction, there can be no assurance that the Company is or will be solvent or will be able to avoid a voluntary or involuntary Chapter 11 or Chapter 7 proceeding under federal bankruptcy law.

     The Company's principal need for liquidity has historically consisted of debt service obligations under its bank financing agreement, dividend payments on its common and preferred stock, operating expenses not absorbed by management fees charged to its subsidiaries, and corporate development expenditures. At September 30, 1999, the Company had cash and investments at the holding company level of approximately $30.0 million. The agreement for the Company's new debt financing in the amount of a $38 million note provides that the note will mature on November 30, 1999. Maturity of the note may be accelerated by GenAmerica in the event of a default by the Company in connection with insolvency or certain other events affecting the Company or its subsidiaries upon written notice. At maturity, the unpaid principal and all accrued interest is payable. There can be no assurance that this note will be further extended.

     To support the operations of its subsidiaries, the Company has from time to time made capital contributions to its subsidiaries. To date during 1999, the Company has made capital contributions of approximately $15 million to 312 Certificate Company, one of its subsidiaries.

     The Company is dependent on dividends from Integrity and management and service fee income from the Company's subsidiaries to meet ongoing cash needs, including amounts needed to pay dividends and for debt service. The ability of the Company's insurance subsidiaries to pay dividends and enter into agreements with affiliates for the payment of fee income is limited by state insurance laws. During 1998, the Company received dividends in the amount of $6 million from Integrity. During the first half of 1999, the Company received dividends in the amount of $4 million from Integrity. As a result of the Supervision Order, Integrity may not pay dividends to the Company without prior approval of the Ohio Department of Insurance. It is unlikely that the Ohio Department of Insurance will allow Integrity to pay any dividends to the Company for the foreseeable future.

     No quarterly cash dividend was paid on the Company's common stock or preferred stock during the third quarter of 1999. The Company will not pay or declare a dividend on the Company's common stock or preferred stock during the fourth quarter of 1999.

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

     The regulatory action of the Ohio Department of Insurance is intended to ensure an orderly process for addressing the financial obligations of Integrity and to protect the interests of its individual policyholders. Integrity has continued payments of death benefits, previously scheduled systematic withdrawals, previously scheduled immediate annuity payments, and agent commissions, but must receive written consent from the Ohio Department of Insurance for other payments including dividends to the Company. The Supervision Order also suspended the processing of surrenders of policies except in cases of approved hardship. On August 31, 1999, the Supervision Order was amended to allow Integrity to resume processing surrender requests from its variable life and annuity policyholders. The Supervision Order is automatically extended for successive 60-day periods until written notice ending the supervision is given to Integrity. On October 30, 1999, the Supervision Order was automatically extended.

     If a Sale Transaction is not consummated, the Ohio and New York Departments of Insurance may take action with regard to the insurance subsidiaries that could include rehabilitation or liquidation proceedings. (See " - Insurance Regulation").

     During the nine months ended September 30, 1999 and 1998, the Company met its liquidity needs primarily by cash flows from operating activities and principal payments and redemptions of investments. At September 30, 1999, cash and cash equivalents totaled $324.5 million compared to $202.0 million ($525.3 million including cash from discontinued operations) at December 31, 1998. The Company's aim is to manage its cash and cash equivalents position in order to satisfy short-term liquidity needs. In connection with this management of cash and cash equivalents, the Company may invest cash in short-duration fixed maturities to capture additional yield when short-term liquidity requirements permit.

     The Company generated cash flows of $286.1 million and $191.3 million from operating activities during the nine months ended September 30, 1999 and 1998, respectively. These cash flows resulted principally from investment income, less commissions and operating expenses. Proceeds from sales, maturities and redemptions of investments generated $5.8 billion and $4.6 billion in cash flows during the nine months ended September 30, 1999 and 1998, respectively, which were offset by purchases of investments of $1.9 billion and $6.5 billion.

EFFECTS OF INTEREST RATE CHANGES

     The Company's retail spread and its discontinued institutional spread businesses are subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of the Company's net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting the Company's results. Second, if interest rate changes produce an unanticipated increase in surrenders of the Company's spread-based products, the Company may be forced to sell investment assets at a loss in order to fund such surrenders. Finally, changes in interest rates can have significant effects on the performance of the Company's portfolio of MBSs, including its CMOs, as a result of changes in the prepayment rate of the loans underlying such securities.

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

     If, as a result of interest rate increases, the Company were unable or chose not to raise its crediting rates to keep them competitive, the Company might experience a decrease in sales and increase in surrenders. If the Company lacked sufficient liquidity, the Company might have to sell investment securities to fund associated surrender payments. Because the value of such securities would likely have decreased in response to the increase in interest rates, the Company would realize a loss on such sales. Although certain of the Company's products contain market value adjustment features which approximate and transfer a portion of such loss to the customer if the selected time horizon for the fixed return investment is terminated prior to maturity, there can be no assurance that the Company would be fully insulated from realizing any losses on sales of its securities. In addition, regardless of whether the Company realizes an investment loss, surrenders would produce a decrease in invested assets, with an adverse effect on future earnings therefrom.

YEAR 2000

The Company has undertaken a Year 2000 project that includes all of its subsidiaries. The Company's Year 2000 project is on schedule and is currently 95% complete.

     During the assessment phase of the project, the Company assessed all production applications, hardware (personal computers and servers), system software, vendors, facilities and business partners. Where Year 2000 problems were found, the necessary upgrades and repairs have been completed. Although the Company is still assessing various logistic concerns with its facilities, its production systems are now Year 2000 compliant.

     The Company has also conducted certification testing. Certification testing serves to verify the results of the assessment and repairs. The few problems that were discovered in this phase have been repaired and re-tested.

     As a precaution, the Company is in the process of developing a contingency and business resumption plan. Preparations to implement the contingency and business resumption plan will continue through December 31, 1999.

     Although the Company anticipates no major interruption of business activities due to Year 2000 problems, that will be dependent, in part, upon the activity of third parties. Even though the Company has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on the Company's operations.

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

 FORWARD-LOOKING STATEMENTS

     Statements other than historical information contained in this report are forward-looking statements and, therefore, subject to risks and uncertainties, including those identified below, which would cause the actual results to differ materially from statements made. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and similar expressions identify forward-looking statements. Factors which could cause actual results to differ materially from the forward-looking statements, thereby resulting in a material adverse impact on the business, results of operations or financial condition of the Company, include but are not limited to
(i) the Company's ability to consummate a Sale Transaction, to continue as a going concern, to service its obligations or to meet its liquidity needs; (ii) access to sufficient capital to fund the Company's operations; (iii) changes in population demographics; (iv) changes in current federal income tax, securities and insurance laws and regulations; (v) the Company's ability to develop and receive any necessary regulatory or other approval of new products intended to be marketed to individuals for retirement planning and/or to large institutions for cash management and other investment; (vi) regulatory constraints on existing or future products rendering the products unmarketable or unprofitable;
(vii) a downgrade in the short term, financial strength or other credit ratings of the Company's insurance affiliates, the Company's counterparties or other issuers of securities invested in by the Company; (viii) the

Company's ability to favorably differentiate its products and service levels from those of competitors, including other insurance and financial services companies and various investment vehicles readily available to consumers and large institutions; (ix) loss of key personnel; (x) the Company's ability to manage assets and produce returns providing sufficient spread on invested assets backing policyholder and other liabilities; (xi) the strength and liquidity of the securities markets and the interest rate environment; (xii) increase in the size and improvement in the productivity of the Company's distribution system;
(xiii) access to sufficient capital at favorable rates as needed to operate and grow the Company's business lines; (xiv) the Company's ability to ensure the continuous availability of technology at levels necessary to efficiently process and maintain the business produced for the entire enterprise and manage the assets of the enterprise; (xv) litigation, with or without merit, claiming significant resources of the enterprise; (xvi) the impact of consolidations, mergers, acquisitions or other business investments or combinations in the financial services industry, including or not including, the Company and/or its affiliates; and (xvii) the ability of the Company to adequately remediate all operational systems and non-computer devices and internal computer software to avoid Year 2000 problems without significant additional expense, and the reliability of assurances obtained from and ongoing data exchange testing with key vendors and business partners to address Year 2000 problems. In addition, there can be no assurance that (i) the Company has correctly identified and assessed all of the factors affecting its business; (ii) the publicly available and other information on which the Company has based its analyses is complete or correct; (iii) the Company's analyses are correct; or (iv) the Company's strategy, which is based in part on these analyses, will be successful. Forward-looking statements speak only as of the date on which they are made, and the Company does not undertake an obligation to update or revise any forward-looking statements.

                                 PART II. OTHER
                                   INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Seven shareholder class action lawsuits have been filed in the United States District Court for the Western District of Kentucky against the Company and certain of its officers. These lawsuits are as follows: Gottlieb v. ARM Financial Group, Inc., et al. (Civil Action No. 3:99 CV-539-H), was filed on August 18, 1999; Kehoe v. ARM Financial Group, Inc., et al. (Civil Action No. 3:99 CV-542-H), was filed on August 19, 1999; Yurkoski v. ARM Financial Group, Inc. et al. (Civil Action No. 3:99 CV-571-H) was filed on August 30, 1999; Trust Advisors Equity Plus, LLC v. ARM Financial Group, Inc. et al. (Civil Action No. 3:99 CV-577-H) was filed on September 1, 1999; Galli v. ARM Financial Group, Inc. et al. (Civil Action No. 3:99 CV-580-S) was filed on September 3, 1999; Gross and Chaveton v. ARM Financial Group, Inc. et al. (Civil Action No. 3:99 CV-596-S) was filed on September 9, 1999; and Shaheen v. ARM Financial Group, Inc. et al. (Civil Action No. 3:99 CV-605-H) was filed on September 15, 1999.

     The lawsuits allege that the Company and certain of its officers violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting and/or omitting material information about its results of operations and financial condition. The lawsuits further allege that as a result of the purportedly false and misleading information and failure to disclose material facts, the price of the Company's securities were artificially inflated. The lawsuits seek damages in an amount to be proven at trial, interest thereon, reasonable attorney and expert witness fees and other costs, and other relief as permitted by law or equity. The Company intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

ITEM 5.   OTHER INFORMATION

     On August 26, 1999, the New York Stock Exchange suspended trading of the Company's common stock. Following the suspension, application was made to the Securities and Exchange Commission to delist the issue. The Exchange's action was taken due to the Company's unsatisfactory financial condition as well as the stock's low selling price. The Exchange's appraisal was based on disclosures included in the Company's 10-Q, filed on August 23, 1999. The Company's common stock has subsequently begun trading electronically on the NASD Bulletin Board under the ticker symbol "ARMGA."

     Effective as of November 15, 1999, by mutual agreement between David E. Ferguson and the Company, Mr. Ferguson's employment with the Company was terminated. Mr. Ferguson had served as the President-ARM Technology Group since May 1998 and held other positions within the Company since July 1993. Under the terms of the agreement, the Company will not provide severance pay to Mr. Ferguson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     A report on form 8-K was filed by the Company on August 18, 1999, to announce the completion of the transaction whereby General American Life Insurance Company recaptured approximately $3.4 billion of assets and related liabilities previously ceded through a reinsurance agreement to one of the Company's insurance subsidiaries, Integrity Life Insurance Company.

  EXHIBITS  (ELECTRONIC FILING ONLY)

10.1 Forbearance Agreement dated as of August 11, 1999, by and among 312 Certificate Company, Integrity Capital Advisors, Inc., Integrity Life Insurance Company, International Securitization Corporation, each of the Liquidity Banks whose names appear on the signature pages of the Forbearance Agreement, and The First National Bank of Chicago.

10.2 Termination and Sale Agreement dated as of August 27, 1999, by and among 312 Certificate Company, Integrity Capital Advisors, Inc., Integrity Life Insurance Company, International Securitization Corporation, and The First National Bank of Chicago.

10.3 Termination Agreement between The Chase Manhattan Bank and 212 Certificate Company.

10.4 Form of Settlement Agreement dated as of September 23, 1999, by and among 212 Certificate Company, Integrity Life Insurance Company, Park Avenue Receivables Corporation and The Chase Manhattan Bank.

10.5 Promissory Note dated as of September 23, 1999, made by Integrity Life Insurance Company in favor of The Chase Manhattan Bank.

10.6 Termination Agreement dated as of October 14, 1999, by and among the Corporation, Bayerische Landesbank Girozentrale, New York Branch, Lehman Brothers Inc., The Bank of New York, U.S. Bank Trust National Association, and BRAVO Trust Series 1997-1.

10.7 Note and Term Loan Agreement Revision Agreement dated as of October 29, 1999, between GenAmerica Corporation and ARM Financial Group, Inc.


10.8 Revision Agreement dated as of November 15, 1999, between GenAmerica Corporation and ARM Financial Group, Inc.

27        Financial Data Schedule.

99.1 Amended Supervision Order dated August 31, 1999, issued by the Director of Insurance of the State of Ohio.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.


                          ARM FINANCIAL GROUP, INC.

                                         By:     /s/ EDWARD L. ZEMAN
                                           -------------------------------------
                                         Edward L. Zeman
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                         By:     /s/ JOHN R. LINDHOLM
                                           -------------------------------------
                                         John R. Lindholm
                                         President-Retail Business Division
                                         (Office of the President)



                                         By:     /s/ JOHN R. MCGEENEY
                                           -------------------------------------
                                         John R. McGeeney
                                         Executive Vice President-General
                                           Counsel
                                         (Office of the President)


                                         By:     /s/ WILLIAM H. PANNING
                                           -------------------------------------
                                         William H. Panning
                                         Executive Vice-President and
                                           Chief Investment Officer
                                         (Office of the President)